Form 10-Q
period 2000-06-30
ATHEROGENICS INC
filed 2000-09-07
CIK 1107601

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                           Commission File No. 0-31261
                           ---------------------------
                               ATHEROGENICS, INC.
             (Exact name of registrant as specified in its charter)


                   GEORGIA                              58-2108232
                   -------                              ----------
        (State of incorporation)      (I.R.S. Employer Identification Number)


                8995 WESTSIDE PARKWAY, ALPHARETTA, GEORGIA 30004
                ------------------------------------------------
   (Address of registrant's principal executive offices, including zip code)


                                   -----------

      (Registrant's telephone number, including area code): (678) 336-2500
                                                            --------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X](1) No [ ]

   As of September, 4, 2000, there were 22,975,915 shares of the registrant's common stock outstanding.

-----------------
 (1)The registrant commenced its initial public offering of common stock on August 9, 2000 and closed the offering on August 14, 2000. The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but it has not been subject to such filing requirements for the past 90 days.

                               ATHEROGENICS, INC.

                                    FORM 10-Q

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                                PAGE NO.
                                                                                                             --------

Item 1. Financial Statements.

  Condensed Balance Sheets.                                                                                     3
       June 30, 2000 and December 31, 1999

  Condensed Statements of Operations.
       Three months ended June 30, 2000 and 1999 and six months ended June 30, 2000                             4
       and 1999

  Condensed Statements of Cash Flows.                                                                           5
       Six months ended June 30, 2000 and 1999

  Notes to Condensed Financial Statements.                                                                      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.                  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                             12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                                                     13

Item 2. Changes in Securities and Use of Proceeds.                                                             13

Item 3. Defaults Upon Senior Securities.                                                                       13

Item 4. Submission Of Matters To A Vote Of Security Holders                                                    13

Item 5. Other Information.                                                                                     13

Item 6. Exhibits and Reports on Form 8-K.                                                                      14

SIGNATURES                                                                                                     15

                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               ATHEROGENICS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                              June 30,             December 31,
                                                                                2000                   1999
                                                                            ------------           ------------
ASSETS
Current Assets:
     Cash and cash equivalents ......................................       $  8,677,290           $ 13,409,450
     Receivables ....................................................          1,055,924                791,653
     Interest and other receivables .................................             16,836                 32,708
     Prepaid expenses ...............................................            485,550                 56,911
                                                                            ------------           ------------
              Total current assets ..................................         10,235,600             14,290,722
Equipment and leasehold improvements, net of accumulated
     depreciation ...................................................          1,751,468              1,234,633
Long-term note receivable ...........................................            183,588                191,859
                                                                            ------------           ------------
        Total assets ................................................       $ 12,170,656           $ 15,717,214
                                                                            ============           ============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
     STOCK AND SHAREHOLDERS' DEFICIT
Current Liabilities:
     Accounts payable ...............................................       $    371,608           $    679,142
     Accrued liabilities ............................................            299,993                285,600
     Accrued development costs ......................................            283,053                240,000
     Current portion of capitalized lease obligation ................            132,349                101,408
     Current portion of deferred revenues ...........................          2,777,778              3,333,333
                                                                            ------------           ------------

              Total current liabilities .............................          3,864,781              4,639,483
Long-term portion of capitalized lease obligation ...................            130,085                 61,854
Long-term portion of deferred revenues ..............................                 --              1,111,111
Redeemable convertible preferred stock:
      Series A, $1 par and liquidation value ........................          1,000,000              1,000,000
      Series B, $3 par and liquidation value ........................         14,164,057             13,704,499
      Series C, $3 par and liquidation value ........................         24,440,231             24,006,992
      Preferred stock warrants ......................................            225,713                481,875
Common shareholders' deficit:
    Common stock no par value:
         Authorized - 21,100,000 shares; issued and outstanding -
         2,961,983 shares at June 30, 2000 and 2,536,543 shares at
         December 1999 ..............................................         14,310,226              2,209,962
Deferred stock compensation .........................................         (9,797,549)            (1,809,680)
Accumulated deficit .................................................        (36,166,888)           (29,688,882)
                                                                            ------------           ------------
       Total common shareholders' deficit ...........................        (31,654,211)           (29,288,600)
                                                                            ------------           ------------
       Total liabilities, redeemable convertible preferred stock
       and shareholders' deficit ....................................       $ 12,170,656           $ 15,717,214
                                                                            ============           ============

The accompanying notes are an integral part of these condensed financial statements.

                               ATHEROGENICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   Three Months Ended                      Six Months Ended
                                                                        June 30,                               June 30,
                                                            -------------------------------        -------------------------------
                                                                2000               1999                2000               1999
                                                            ------------       ------------        ------------       ------------
Revenues:
     License fees ...................................       $    833,333       $         --        $  1,666,666       $         --
     Research and development .......................          1,230,717                 --           2,488,664                 --
                                                            ------------       ------------        ------------       ------------
              Total revenues ........................          2,064,050                 --           4,155,330                 --
Operating expenses:
     Research and development, excluding
     amortization of deferred stock
     compensation ...................................          2,728,397          1,616,227           5,614,037          3,817,187

     General and administrative, excluding
     amortization of deferred stock
     compensation ...................................            575,177            754,047           1,361,539          1,181,179

      Amortization of deferred stock compensation ...          1,980,221                225           3,952,059                225
                                                            ------------       ------------        ------------       ------------

              Total operating expenses ..............          5,283,795          2,370,499          10,927,635          4,998,591
                                                            ------------       ------------        ------------       ------------
Operating loss ......................................         (3,219,745)        (2,370,499)         (6,772,305)        (4,998,591)
Net interest income (expense) .......................            136,532           (198,558)            294,299           (320,801)
                                                            ------------       ------------        ------------       ------------
Net loss ............................................       $ (3,083,213)      $ (2,569,057)       $ (6,478,006)      $ (5,319,392)
                                                            ============       ============        ============       ============
Net loss per share - basic and diluted ..............       $      (1.05)      $      (1.06)       $      (2.33)      $      (2.20)
Weighted average shares outstanding -
     basic and diluted ..............................          2,929,823          2,426,521           2,782,819          2,419,323
Pro forma net loss per share - basic and
     diluted ........................................       $       (.18)      $       (.21)       $       (.39)      $       (.52)
Pro forma weighted average shares
     outstanding - basic and diluted ................         16,788,925         12,404,977          16,560,740         10,201,959

The accompanying notes are an integral part of these condensed financial statements.

                               ATHEROGENICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Six Months            Six Months
                                                                                Ended                 Ended
                                                                        June 30, 2000         June 30, 1999
                                                                        -------------         -------------
OPERATING ACTIVITIES
Net Loss .........................................................       $ (6,478,006)          $(5,319,392)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...............................            209,369               118,299
     Amortization of deferred stock compensation .................          3,952,059                   225
     Amortization of debt discount ...............................                 --               235,750
     Stock issued for interest ...................................                 --               271,071
     Deferred revenues ...........................................         (1,666,666)                   --
     Changes in operating assets and liabilities:
          Interest and other receivables .........................             24,143            (1,338,165)
          Receivables ............................................           (264,271)                   --
          Prepaid expenses .......................................           (428,639)              (35,296)
          Accounts payable .......................................           (307,534)           (1,175,240)
          Accrued liabilities ....................................             57,446            (1,068,713)
                                                                         ------------           -----------
                  Net cash used in operating activities ..........         (4,902,099)           (8,311,461)
INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements ................           (503,704)             (166,778)

FINANCING ACTIVITIES
Payments on capital lease ........................................           (123,328)              (97,097)
Proceeds from the issuance of preferred stock, Series C ..........                 --             9,608,317
Proceeds from the issuance and exercise of preferred stock
     warrants ....................................................            636,635                    --
Proceeds from the exercise of common stock options ...............            160,336                   844
Proceeds from bridge loan financing, net of warrants .............                 --               150,000
                                                                         ------------           -----------
                  Net cash provided by financing activities ......            673,643             9,662,064
                                                                         ------------           -----------
(Decrease) increase in cash and cash equivalents .................         (4,732,160)            1,183,825
Cash and cash equivalents at beginning of period .................         13,409,450             3,683,423
                                                                         ------------           -----------
Cash and cash equivalents at end of period .......................       $  8,677,290           $ 4,867,248
                                                                         ============           ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid ....................................................       $     20,571           $    19,203
Conversion of bridge loan and accrued interest to preferred
     stock .......................................................                 --             6,421,071
Warrants issued for extension of bridge loan .....................                 --               235,750
Equipment purchased under capitalized lease obligation ...........            222,500                    --

The accompanying notes are an integral part of these condensed financial statements.

                               ATHEROGENICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim condensed financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for a fair presentation of the financial position, results of operations and cash flows of AtheroGenics for the interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the AtheroGenics' Registration Statement on Form S-1 (File No. 333-31140) (the "Registration Statement").

2.       NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options and warrants and the convertible preferred stock are not included because they are antidilutive.

         Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including pro forma effects of the automatic conversion of outstanding redeemable convertible preferred stock into shares of AtheroGenics' common stock effective upon the closing of AtheroGenics' initial public offering (refer to Note 4) as if such conversion occurred on the date of original issuance.

         The following is a reconciliation of the numerator and denominator of basic and diluted and pro forma basic and diluted net loss per share amounts:


                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                  ------------------------------      ------------------------------
                                                       2000              1999              2000              1999
                                                  ------------      ------------      ------------      ------------
Basic and diluted
     Net Loss ...............................     $ (3,083,213)     $ (2,569,057)     $ (6,478,006)     $ (5,319,392)
                                                  ============      ============      ============      ============
     Weighted average shares used in
     computing basic and diluted net loss
     per share ..............................        2,929,823         2,426,521         2,782,819         2,419,323
                                                  ============      ============      ============      ============

     Basic and diluted net loss per share ...     $      (1.05)     $      (1.06)     $      (2.33)     $      (2.20)
                                                  ------------      ------------      ------------      ------------

Pro forma basic and diluted:
     Shares used above ......................        2,929,823         2,426,521         2,782,819         2,419,323
  Pro forma adjustment to reflect weighted
     average effect of assumed conversion
     of preferred stock .....................       13,859,102         9,978,456        13,777,921         7,782,636
                                                  ------------      ------------      ------------      ------------
  Pro forma weighted average shares of
     common stock outstanding ...............       16,788,925        12,404,977        16,560,740        10,201,959
                                                  ============      ============      ============      ============
  Basic and diluted pro forma loss per
       share ................................     $       (.18)     $       (.21)     $       (.39)     $       (.52)
                                                  ============      ============      ============      ============

3.       DEFERRED STOCK COMPENSATION

         During 1999, in connection with the grant of stock options to employees and directors, AtheroGenics recorded non-cash deferred stock compensation of $1.9 million, representing the difference between the fair value of common stock on the dates such options were granted and the exercise prices. During the six months ended June 30, 2000 AtheroGenics recorded additional deferred stock compensation of $12.1 million in connection with grants of stock options subsequent to December 31, 1999. These amounts are included as a reduction of shareholders' equity and are being amortized over the vesting periods of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. The fair value of AtheroGenics common stock for purposes of this calculation was determined based on the business factors underlying the value of common stock on the date such option grants were made. AtheroGenics recorded amortization of deferred stock compensation of $85,480 in 1999. During the six months ended June 30, 2000, AtheroGenics recorded a total of $3.9 million of amortization of deferred stock compensation, as compared to $225 during the same period in the prior year. At June 30, 2000, AtheroGenics had a total of $9.8 million remaining to be amortized over the vesting periods of the stock options.

4.       SUBSEQUENT EVENTS

         INITIAL PUBLIC OFFERING

         On August 8, 2000, AtheroGenics' Registration Statement was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, on August 9, 2000, AtheroGenics sold 6,000,000 shares of its common stock at $8 per share. AtheroGenics received net proceeds of approximately $43,200,000 from its initial public offering, after payment of underwriting discounts and commissions and estimated offering expenses.

         The accompanying balance sheet as of June 30, 2000 does not reflect the net proceeds of the AtheroGenics' initial public offering. Immediately prior to the closing of the AtheroGenics' initial public offering on August 14, 2000, all of the outstanding shares of the AtheroGenics' convertible preferred stock automatically converted into 13,859,102 shares of common stock. Immediately following the automatic conversion of the preferred stock, AtheroGenics filed an amended and restated certificate of incorporation. Under the amended and restated certificate of incorporation, AtheroGenics is authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. There currently are no shares of Preferred Stock issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read with the financial statements and related footnotes and Management's Discussion and Analysis of Results of Operations and Financial Condition included in AtheroGenics' Registration Statement on Form S-1(File No. 333-31140). The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made.

OVERVIEW

         Since our operations began in 1994, we have been engaged in the discovery and development of novel therapeutics for the treatment of acute and chronic inflammatory diseases. Our lead product candidate, AGI-1067, is currently in Phase II clinical trials for the treatment and prevention of post-angioplasty restenosis.

         To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales and, excluding the effect of certain license fees of a non-recurring nature received in connection with entering into an exclusive license agreement, we expect to incur significant losses in most years prior to deriving any such product revenue. We have incurred significant losses since we began operations in 1994 and as of June 30, 2000 we had an accumulated deficit of $36.2 million. There can be no assurance if or when we will become profitable. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products. In October 1999 we entered into an exclusive licensing agreement with Schering-Plough covering our lead compound, AGI-1067. Under terms of the agreement, Schering-Plough obtained exclusive worldwide rights to AGI-1067 and related compounds. Schering-Plough is responsible for all costs of development and commercialization. Schering-Plough paid us an initial licensing fee and will pay additional fees upon achievement of specific development, regulatory and commercial milestones.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

Revenues

         Total revenues were $2.1 million for the three months ended June 30, 2000, compared to none in 1999. Revenues of $833,333 in 2000 were attributable to licensing fees from the exclusive license agreement signed in October 1999 with Schering-Plough. This amount represents the earned portion of the $5.0 million initial license fee, which is being amortized over 18 months.

Research and development revenues related to such license agreement were $1.2 million for the three-month period ended June 30, 2000.

Expenses

         Research and Development. Research and development expenses were $2.7 million for the three months ended June 30, 2000, compared to $1.6 million for the three months ended June 30, 1999. The increase of $1.1 million, or 69%, reflects the continued expansion of our internal research and development capabilities, higher costs associated with the AGI-1067 clinical trials and pre-clinical costs related to our other product development programs.

         General and Administrative. General and administrative expenses were $575,177 for the three months ended June 30, 2000, compared to $754,047 for the three months ended June 30, 1999. The decrease of $178,870, or 24%, was primarily due to lower consulting fees and travel costs. We expect that general and administrative expenses will increase as we hire additional administrative personnel to support continued growth of our research and development efforts and incur additional costs related to being a public company, including directors' and officers' insurance premiums, an investor relations program and increased professional fees.

         Amortization of Deferred Stock Compensation. In 1999 and 2000, we recorded non-cash deferred stock compensation totaling approximately $14.0 million for options granted with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. This deferred stock compensation is being amortized using the graded vesting method. Amortization of deferred stock compensation was $2.0 million for the three months ended June 30, 2000, compared to $225 for the three months ended June 30, 1999. The increase is due to option grants made in the second half of 1999 and the first half of 2000.

Net Interest Income (Expense)

         Net interest income was $136,532 for the three months ended June 30, 2000 as compared to net interest expense of $198,558 for the three months ended June 30, 1999. The increase in net interest income was due to an increased level of invested funds, as well as the elimination of interest expense related to a bridge loan, which was converted to preferred stock in April 1999.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

Revenues

         Total revenues were $4.2 million for the six months ended June 30, 2000, compared to none in 1999. Revenues of $1.7 million in 2000 were attributable to licensing fees from the exclusive license agreement signed in October 1999 with Schering-Plough. This amount represents the earned portion of the $5.0 million initial license fee, which is being amortized over 18 months. Research and development revenues related to such license agreement were $2.5 million in for the six month period ended June 30, 2000.

Expenses

         Research and Development. Research and development expenses were $5.6 million for the six months ended June 30, 2000, compared to $3.8 million for the six months ended June 30, 1999. The increase of $1.8 million, or 47%, reflects the continued expansion of our internal research and development capabilities, higher costs associated with the AGI-1067 clinical trials and pre-clinical costs related to our other product development programs.

         General and Administrative. General and administrative expenses were $1.4 million for the six months ended June 30, 2000, compared to $1.2 million for the six months ended June 30, 1999. The increase of $180,360, or 15%, was primarily due to increases in facility costs, personnel costs and professional fees.

         Amortization of Deferred Stock Compensation. In 1999 and 2000, we recorded non-cash deferred stock compensation totaling approximately $14.0 million for options granted with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. This deferred stock compensation is being amortized using the graded vesting method. Amortization of deferred stock compensation was $4.0 million for the six months ended June 30, 2000, compared to $225 for the six months ended June 30, 1999.

Net Interest Income (Expense)

         Net interest income was $294,299 for the six months ended June 30, 2000 as compared to net interest expense of $320,801 for the six months ended June 30, 1999. The increase in net interest income was due to an increased level of invested funds, as well as the elimination of interest expense related to the bridge loan, which was converted to preferred stock in April 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through private placements of preferred stock, which have resulted in net proceeds to us of $39.2 million through June 30, 2000. We had cash and cash equivalents of $8.7 million at June 30, 2000, compared with $13.4 million at December 31, 1999. Working capital at June 30, 2000 was $6.4 million, compared to $9.7 million at December 31, 1999. Long-term debt was $130,085 at June 30, 2000 compared to $61,854 for the year ending December 31, 1999. Long-term debt consists primarily of capital equipment lease obligations.

         Net cash used in operating activities was $4.9 million for the six months ended June 30, 2000, compared to $8.3 million for the six months years ended June 30, 1999. The decrease in net cash used in 2000 compared to 1999 resulted principally from a greater use of funds for operating assets and liabilities in 1999 than in 2000.

         Net cash used in investing activities was $726,204 for the six months ended June 30, 2000, compared to $166,778 for the six months ended June 30, 1999. Net cash used in investing activities consisted primarily of equipment purchases and leasehold improvements.

         Net cash provided by financing activities was $896,143 for the six months ended June 30, 2000, compared to $9.7 million for the six months ended June 30, 1999. Net cash provided by financing activities in 2000 consisted primarily of proceeds from the exercise of preferred stock warrants and common stock options. Net cash provided by financing activities in 1999 consisted primarily of proceeds from the sale of preferred stock.

         Based upon the current status of our product development and commercialization plans, we believe that our existing cash and cash equivalents, together with the net proceeds from our initial public offering in August 2000, will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

         -        the status of product development;

         - the time and cost involved in conducting clinical trials and obtaining regulatory approvals;

         -        filing, prosecuting and enforcing patent claims;

         -        competing technological and market developments; and

         - our ability to market and distribute our future products and establish new licensing agreements.


FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of AtheroGenics. AtheroGenics and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other company filings with the Securities and Exchange Commission and in our reports to our shareholders. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including projections about our future results of operations or our financial condition, our anticipated product commercialization strategies, and anticipated trends in our business, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

         -        AGI-1067 may fail in clinical trials

         - Our ability to generate positive cash flow in light of our history of operating losses

         - Our ability to successfully develop our other product candidates

         - Our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy

         -        Possible delays in our clinical trials

         - Our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates

         - If Schering-Plough decides to terminate our exclusive license agreement, we would lose access to their substantial development, commercial and financial resources, which could materially adversely affect our ability to develop and commercialize AGI-1067

         - The receipt and timing of milestone payments from Schering-Plough is uncertain

         - Our ability to protect adequately or enforce our intellectual property rights or secure rights to third party patents

         - The ability of our competitors to develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates

         - Third parties' failure to synthesize and manufacture our product candidates could delay our clinical trials or hinder our commercialization prospects

         - Our ability to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions

         - Our ability to attract, retain and motivate skilled personnel and cultivate key academic collaborations

         - If we need additional financing and cannot obtain it, we may not be able to develop or market our products

         - Our ability to obtain an adequate level of reimbursement or acceptable prices for our products

         - If plaintiffs bring product liability lawsuits against us, we may incur substantial financial loss or may be unable to obtain future product liability insurance at reasonable prices, if at all, either of which could diminish our ability to commercialize our future products

         The foregoing list of important factors is not exclusive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in U.S. interest rates. This exposure is directly related to our normal operating activities. Our cash, cash equivalents and short-term investments are invested with high quality issuers and are generally of a short-term nature. Interest rates payable on our lease obligations are generally fixed. As a result, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations.

                  PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The effective date of the Registration Statement on Form S-1 (Registration No. 333-31140) filed under the Securities Act of 1933, as amended, relating to the initial public offering of our common stock was August 8, 2000. On the same date, we signed an underwriting agreement with Chase Securities Inc., FleetBoston Robertson Stephens Inc., Adams, Harkness, & Hill, Inc. and A.G. Edwards & Sons, Inc., the managing underwriters for the initial public offering and the representatives of the underwriters named in the underwriting agreement, for the initial public offering of 6,000,000 shares of our common stock at an initial public offering price of $8.00 per share. The offering commenced on August 9, 2000 and was closed on August 14, 2000. The initial public offering resulted in gross proceeds of $48.0 million. We received net proceeds of $43.2 million after deducting underwriting discounts of $3.4 million and estimated offering expenses of $1.4 million.

         Concurrently with the closing of the initial public offering, the 13,859,102 outstanding shares of our Series A, B and C Preferred Stock were automatically converted into 13,859,102 shares of common stock. As a result, we no longer have any outstanding preferred stock.

         Because the initial public offering occurred after June 30, 2000, we had not used any of the net proceeds from the offering through the end of the period covered by this report on Form 10-Q. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated August 9, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  EXHIBIT
                  NUMBER            DESCRIPTION OF DOCUMENT
                  -------           -----------------------
                  3.1(+)            Amended and Restated Certificate of Incorporation
                  3.2(+)            Amended and Restated Bylaws
                  4.1(+)            Specimen Common Stock Certificate
                  27.1              Financial Data Schedule (for SEC use only)

                  ---------------
                  (+) Filed with AtheroGenics' Registration Statement on Form S-1, Registration No. 333- 31140, declared effective by the Securities and Exchange Commission on August 8, 2000, and incorporated herein by reference.

         b.       Reports on Form 8-K

                  No report on Form 8-K has been filed by AtheroGenics during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ATHEROGENICS, INC.

Date: September 7, 2000.        By: /s/ RUSSELL M. MEDFORD, M.D., PH.D.
                                ------------------------------------------------
                                RUSSELL M. MEDFORD, M.D., PH.D.
                                President and Chief Executive Officer

Date: September 7, 2000.        By: /s/ MARK P. COLONNESE
                                ------------------------------------------------
                                MARK P. COLONNESE
                                Vice President of Finance and Administration and
                                Chief Financial Officer (Principal Accounting
                                and Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER             DESCRIPTION OF DOCUMENT
-------            -----------------------
3.1(+)             Amended and Restated Certificate of Incorporation
3.2(+)             Amended and Restated Bylaws
4.1(+)             Specimen Common Stock Certificate
27.1               Financial Data Schedule (for SEC use only)

         -----------------
         (+) Filed with AtheroGenics' Registration Statement on Form S-1, Registration No. 333-31140, declared effective by the Securities and Exchange Commission on August 8, 2000, and incorporated herein by reference.