Form 10-Q
period 2000-09-30
ATHEROGENICS INC
filed 2000-11-03
CIK 1107601

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


                        ---------------------------------

      (Registrant's telephone number, including area code): (678) 336-2500
                                                            --------------


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ](1) No [ ]

    As of November 1, 2000, there were 23,888,995 shares of the registrant's common stock outstanding.

-------------
(1) The registrant commenced its initial public offering of common stock August 9, 2000 and closed the offering on August 14, 2000.
                  The registrant has filed all reports required
              to be filed by Section 13 or 15(d) of the Securities
              Exchange Act of 1934, but it has not been subject to
                 such filing requirements for the past 90 days.

                               ATHEROGENICS, INC.

                                    FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                   PAGE NO.
                                                                                                --------
Item 1.  Financial Statements (Unaudited)

  Condensed Balance Sheets                                                                           3
      September 30, 2000 and December 31, 1999

  Condensed Statements of Operations                                                                 4
      Three months ended September 30, 2000 and 1999 and nine months ended
      September 30, 2000 and 1999

  Condensed Statements of Cash Flows                                                                 5
      Nine months ended September 30, 2000 and 1999

  Notes to Condensed Financial Statements                                                            6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations                                                                                      8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          13

Item 2.  Changes in Securities and Use of Proceeds                                                  13

Item 3.  Defaults Upon Senior Securities                                                            13

Item 4.  Submission Of Matters To A Vote Of Security Holders                                        13

Item 5.  Other Information                                                                          13

Item 6.  Exhibits and Reports on Form 8-K                                                           14

SIGNATURES                                                                                          15

                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                               ATHEROGENICS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              September 30,          December 31,
                                                                                  2000                   1999
                                                                              -------------         ------------
ASSETS
Current Assets:
    Cash and cash equivalents ........................................        $  56,376,187         $ 13,409,450
    Receivables ......................................................              873,420              791,653
    Interest and other receivables ...................................              272,687               32,708
    Prepaid expenses .................................................              450,844               56,911
                                                                              -------------         ------------
            Total current assets .....................................           57,973,138           14,290,722
Equipment and leasehold improvements, net of accumulated
   depreciation ......................................................            1,696,321            1,234,633
Long-term note receivable ............................................              179,343              191,859
                                                                              -------------         ------------
   Total assets ......................................................        $  59,848,802         $ 15,717,214
                                                                              =============         ============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
   STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Accounts payable .................................................        $     601,428         $    679,142
    Accrued liabilities ..............................................              713,850              285,600
    Accrued development costs ........................................              624,118              240,000
    Current portion of capitalized lease obligation ..................              129,381              101,408
    Current portion of deferred revenues .............................            1,944,444            3,333,333
                                                                              -------------         ------------
            Total current liabilities ................................            4,013,221            4,639,483
Long-term portion of capitalized lease obligation ....................               94,354               61,854
Long-term portion of deferred revenues ...............................                   --            1,111,111
Redeemable convertible preferred stock:
   Series A, $1 par and liquidation value ............................                   --            1,000,000
   Series B, $3 par and liquidation value ............................                   --           13,704,499
   Series C, $3 par and liquidation value ............................                   --           24,006,992
   Preferred stock warrants ..........................................                   --              481,875
Common shareholders' equity (deficit):
  Common stock, no par value:
     Authorized - 100,000,000 shares at September 30, 2000 and
     21,100,000 shares at December 31, 1999; issued and
     outstanding - 23,888,995 shares at September 30, 2000 and
     2,536,543 shares at December 31, 1999
                                                                                103,578,866            2,209,962
  Warrants ...........................................................              225,713                   --
  Deferred stock compensation ........................................           (7,932,933)          (1,809,680)
Accumulated deficit ..................................................          (40,130,419)         (29,688,882)
                                                                              -------------         ------------
    Total common shareholders' equity (deficit) ......................           55,741,227          (29,288,600)
                                                                              -------------         ------------
    Total liabilities, redeemable convertible preferred stock and
     shareholders' equity (deficit) ..................................        $  59,848,802         $ 15,717,214
                                                                              =============         ============

The accompanying notes are an integral part of these condensed financial statements.

                               ATHEROGENICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Three Months Ended                    Nine Months Ended
                                                                     September 30,                         September 30,
                                                                 2000             1999                 2000              1999
                                                             ------------     ------------         ------------      ------------
Revenues:
   License fees .......................................      $    833,333     $         --         $  2,499,999      $         --
   Research and development ...........................         1,071,822               --            3,560,486                --
                                                             ------------     ------------         ------------      ------------
           Total revenues .............................         1,905,155               --            6,060,485                --
Operating expenses:
   Research and development, excluding
   amortization of deferred stock
   compensation .......................................         3,597,324        2,330,192            9,211,361         6,147,379

   General and administrative, excluding
   amortization of deferred stock
   compensation .......................................           764,967          625,530            2,126,506         1,806,709

   Amortization of deferred stock
   compensation .......................................         2,018,616            1,878            5,970,675             2,103
                                                             ------------     ------------         ------------      ------------

         Total operating expenses .....................         6,380,907        2,957,600           17,308,542         7,956,191
                                                             ------------     ------------         ------------      ------------
Operating loss ........................................        (4,475,752)      (2,957,600)         (11,248,057)       (7,956,191)
Net interest income (expense) .........................           512,221           95,501              806,520          (225,300)
                                                             ------------     ------------         ------------      ------------
Net loss ..............................................      $ (3,963,531)    $ (2,862,099)        $(10,441,537)     $ (8,181,491)
                                                             ============     ============         ============      ============

Net loss per share - basic and diluted ................      $      (0.30)    $      (1.17)        $      (1.66)     $      (3.37)

Weighted average shares outstanding -
    basic and diluted .................................        13,399,032        2,445,312            6,295,537         2,427,986
Pro forma net loss per share - basic and diluted ......      $      (0.20)    $      (0.20)        $      (0.59)     $      (0.71)
Pro forma weighted average shares outstanding -
     basic and diluted ................................        20,174,593       14,311,371           17,705,747        11,571,763


The accompanying notes are an integral part of these condensed financial statements.

                               ATHEROGENICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                2000              1999
                                                                           ------------      ------------
OPERATING ACTIVITIES
Net loss .............................................................     $(10,441,537)     $ (8,181,491)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .....................................          316,755           182,567
   Amortization of deferred stock compensation .......................        5,970,675             2,103
   Amortization of debt discount .....................................               --           235,750
   Stock issued for services .........................................           60,652            49,998
   Stock issued for interest .........................................               --           271,071
   Deferred revenues .................................................       (2,500,000)               --
   Changes in operating assets and liabilities:
       Interest and other receivables ................................         (227,463)          (18,843)
       Receivables ...................................................          (81,767)               --
       Prepaid expenses ..............................................         (393,933)          (36,963)
       Accounts payable ..............................................          (77,714)       (1,238,782)
       Accrued liabilities ...........................................          812,368        (1,192,107)
                                                                           ------------      ------------
              Net cash used in operating activities ..................       (6,561,964)       (9,926,697)
INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements ....................         (555,943)         (336,947)

FINANCING ACTIVITIES
Payments on capital lease ............................................         (162,027)         (147,151)
Proceeds from the issuance of preferred stock, Series C ..............               --        17,535,923
Proceeds from the issuance of common stock ...........................       49,429,251                --
Proceeds from the exercise of preferred stock warrants ...............          636,635                --
Proceeds from the exercise of common stock options ...................          180,785             8,525
Proceeds from bridge loan financing, net of warrants .................               --           150,000
                                                                           ------------      ------------
               Net cash provided by financing activities .............       50,084,644        17,547,297
                                                                           ------------      ------------
Increase in cash and cash equivalents ................................       42,966,737         7,283,653
Cash and cash equivalents at beginning of period .....................       13,409,450         3,683,423
                                                                           ------------      ------------
Cash and cash equivalents at end of period ...........................     $ 56,376,187      $ 10,967,076
                                                                           ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid ........................................................     $     29,122      $     24,276
Conversion of bridge loan and accrued interest to preferred stock ....               --         6,421,071
Warrants issued for extension of bridge loan .........................               --           235,750
Equipment purchased under capitalized lease obligation ...............          222,500                --



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

2.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Investments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect the adoption of SFAS 133 to have a material impact on our financial statements.

         In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 explains how the SEC staff applies by analogy the existing rules on revenues recognition to other transactions not covered by such rules. In March 2000, the SEC issued SAB 101A that delayed the original effective date of SAB 101 until the second quarter of 2000 for calendar year companies. In June 2000, the SEC issued SAB 101B that further delayed the effective dated of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We do not expect the adoption of SAB 101 to have a material impact on our financial statements.

3.       NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

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

         The following is a reconciliation of the numerator and denominator of basic and diluted and pro forma basic and diluted net loss per share amounts:


                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                         2000              1999              2000              1999
                                                     ------------      ------------      ------------      ------------
Basic and diluted
    Net loss ...................................     $ (3,963,531)     $ (2,862,099)     $(10,441,537)     $ (8,181,491)
                                                     ============      ============      ============      ============
    Weighted average shares used in
    computing basic and diluted net loss
    per share ..................................       13,399,032         2,445,312         6,295,537         2,427,986
                                                     ============      ============      ============      ============

    Basic and diluted net loss per share .......     $      (0.30)     $      (1.17)     $      (1.66)     $      (3.37)
                                                     ------------      ------------      ------------      ------------

 Pro forma basic and diluted:
    Shares used above ..........................       13,399,032         2,445,312         6,295,537         2,427,986
  Pro forma adjustment to reflect weighted
    average effect of assumed conversion
    of preferred stock .........................        6,775,561        11,866,059        11,410,210         9,143,777
                                                     ------------      ------------      ------------      ------------
  Pro forma  weighted average shares of
    common stock outstanding ...................       20,174,593        14,311,371        17,705,747        11,571,763
                                                     ============      ============      ============      ============
  Basic and diluted pro forma loss per
    share ......................................     $      (0.20)     $      (0.20)     $      (0.59)     $      (0.71)
                                                     ============      ============      ============      ============

4.       DEFERRED STOCK COMPENSATION

         During 1999, in connection with the grant of stock options to employees and directors, AtheroGenics recorded non-cash deferred stock compensation of $1.9 million, representing the difference between the fair value of common stock on the dates such options were granted and the exercise prices. During the nine months ended September 30, 2000 AtheroGenics recorded additional deferred stock compensation of $12.1 million in connection with grants of stock options. These amounts are included as a reduction of shareholders' equity and are being amortized over the vesting periods of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. The fair value of AtheroGenics common stock for purposes of this calculation was determined based on the business factors underlying the value of common stock on the date such option grants were made. During the nine months ended September 30, 2000, AtheroGenics recorded a total of $6.0 million of amortization of deferred stock compensation, as compared to $2,103 during the same period in the prior year. At September 30, 2000, AtheroGenics had a total of $7.9 million remaining to be amortized over the vesting periods of the stock options.


5.       INITIAL PUBLIC OFFERING

         On August 8, 2000, AtheroGenics' Registration Statement was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, AtheroGenics sold an aggregate of 6,900,000 shares of its common stock (including the exercise of underwriters' overallotment option) at $8 per share. AtheroGenics received net proceeds of approximately $49.4 million from its initial public offering, after payment of underwriting discounts and commissions and estimated offering expenses.

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

OVERVIEW

         Since our operations began in 1994, we have been engaged in the discovery and development of novel therapeutics for the treatment of acute and chronic inflammatory diseases. Our lead product candidate, AGI-1067, is currently in a Phase II clinical trial for the treatment and prevention of post-angioplasty restenosis.

         To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales and, excluding the effect of certain license fees of a non-recurring nature received in connection with entering into an exclusive license agreement, we expect to incur significant losses in most years prior to deriving any such product revenue. We have incurred significant losses since we began operations in 1994 and as of September 30, 2000 we had an accumulated deficit of $40.1 million. There can be no assurance if or when we will become profitable. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products. In October 1999 we entered into an exclusive licensing agreement with Schering-Plough Corporation covering our lead compound, AGI-1067. Under terms of the agreement, Schering-Plough obtained exclusive worldwide rights to AGI-1067 and related compounds. Schering-Plough is responsible for all costs of development and commercialization. Schering-Plough paid us an initial licensing fee and will pay additional fees upon achievement of specific development, regulatory and commercial milestones.



RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

         Total revenues were $1.9 million for the three months ended September 30, 2000, compared to none in 1999. Revenues of $833,333 in 2000 were attributable to licensing fees from the exclusive license agreement signed in October 1999 with Schering-Plough. This amount represents the earned portion of the $5.0 million initial license fee, which is being amortized over

18 months. Research and development revenues related to such license agreement were $1.1 million for the three-month period ended September 30, 2000.

Expenses

         Research and Development. Research and development expenses were $3.6 million for the three months ended September 30, 2000, compared to $2.3 million for the three months ended September 30, 1999. The increase of $1.3 million, or 57%, reflects the continued expansion of our internal research and development capabilities, higher costs associated with the AGI-1067 clinical trials and pre-clinical costs related to our other product development programs.

         General and Administrative. General and administrative expenses were $764,967 for the three months ended September 30, 2000, compared to $625,530 for the three months ended September 30, 1999. The increase of $139,437, or 22%, was primarily due to the hiring of an increased number of administrative personnel to support continued growth of our research and development efforts and increased professional fees.

         Amortization of Deferred Stock Compensation. In 1999 and 2000, we recorded non-cash deferred stock compensation totaling approximately $14.0 million for options granted with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. This deferred stock compensation is being amortized using the graded vesting method. Amortization of deferred stock compensation was $2.0 million for the three months ended September 30, 2000, compared to $1,878 for the three months ended September 30, 1999. The increase is due to option grants made in the second half of 1999 and the first half of 2000.

Net Interest Income (Expense)

         Net interest income was $512,221 for the three months ended September 30, 2000 as compared to net interest income of $95,501 for the three months ended September 30, 1999. The increase in net interest income was due to an increased level of invested funds.


COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

         Total revenues were $6.1 million for the nine months ended September 30, 2000, compared to none in 1999. Revenues of $2.5 million in 2000 were attributable to licensing fees from the exclusive license agreement signed in October 1999 with Schering-Plough. This amount represents the earned portion of the $5.0 million initial license fee, which is being amortized over 18 months. Research and development revenues related to this license agreement were $3.6 million for the nine-month period ended September 30, 2000.

Expenses

         Research and Development. Research and development expenses were $9.2 million for the nine months ended September 30, 2000, compared to $6.1 million for the nine months ended September 30, 1999. The increase of $3.1 million, or 51%, reflects the continued expansion of our internal research and development capabilities, higher costs associated with the AGI-1067 clinical trials and pre-clinical costs related to our other product development programs.

         General and Administrative. General and administrative expenses were $2.1 million for the nine months ended September 30, 2000, compared to $1.8 million for the nine months ended September 30, 1999. The increase of $319,797, or 18%, was primarily due to increases in facility costs, personnel costs and professional fees.

         Amortization of Deferred Stock Compensation. In 1999 and 2000, we recorded non-cash deferred stock compensation totaling approximately $14.0 million for options granted with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. This deferred stock compensation is being amortized using the graded vesting method. Amortization of deferred stock compensation was $6.0 million for the nine months ended September 30, 2000, compared to $2,103 for the nine months ended September 30, 1999.

Net Interest Income (Expense)

         Net interest income was $806,520 for the nine months ended September 30, 2000 as compared to net interest expense of $225,300 for the nine months ended September 30, 1999. The increase in net interest income was due to an increased level of invested funds, as well as the elimination of interest expense related to the bridge loan, which was converted to preferred stock in April 1999.



LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through private placements of preferred stock, and most recently, we have completed an initial public offering that raised net proceeds of $49.4 million. The stock sales have provided an aggregate of $88.6 million in net proceeds through September 30, 2000. We had cash and cash equivalents of $56.4 million at September 30, 2000, compared with $13.4 million at December 31, 1999. Working capital at September 30, 2000 was $54.0 million, compared to $9.7 million at December 31, 1999. Long-term debt was $94,354 at September 30, 2000 compared to $61,854 for the year ending December 31, 1999. Long-term debt consists primarily of capital equipment lease obligations.

         Net cash used in operating activities was $6.6 million for the nine months ended September 30, 2000, compared to $9.9 million for the nine months years ended September 30, 1999. The decrease in net cash is principally due to research and development revenues received in 2000 of $3.6 million and none in 1999.

         Net cash used in investing activities was $555,943 for the nine months ended September 30, 2000, compared to $336,947 for the nine months ended September 30, 1999. Net cash used in investing activities consisted primarily of equipment purchases and leasehold improvements.

         Net cash provided by financing activities was $50.1 million for the nine months ended September 30, 2000, compared to $17.5 million for the nine months ended September 30, 1999. Net cash provided by financing activities in 2000 consisted primarily of $49.4 million net proceeds from the initial public offering and the exercise of preferred stock warrants and common stock options. Net cash provided by financing activities in 1999 consisted primarily of proceeds from the sale of preferred stock.

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


FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of AtheroGenics. AtheroGenics and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other company filings with the Securities and Exchange Commission and in our reports to our shareholders. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including projections about our future results of operations or our financial condition, our licensing relationship with Schering-Plough, our anticipated product commercialization strategies, and anticipated trends in our business, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

         -        AGI-1067 may fail in clinical trials;

         - our ability to generate positive cash flow in light of our history of operating losses;

         - our ability to successfully develop our other product candidates;

         - our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;

         -        possible delays in our clinical trials;

         - our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates;

         - if Schering-Plough decides to terminate our exclusive license agreement, we would lose access to their substantial development, commercial and financial resources, which could materially adversely affect our ability to develop and commercialize AGI-1067;

         - the receipt and timing of milestone payments from Schering-Plough is uncertain;

         - our ability to protect adequately or enforce our intellectual property rights or secure rights to third party patents;

         - the ability of our competitors to develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates;

         - third parties' failure to synthesize and manufacture our product candidates could delay our clinical trials or hinder our commercialization prospects;

         - our ability to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions;

         - our ability to attract, retain and motivate skilled personnel and cultivate key academic collaborations;

         - if we need additional financing and cannot obtain it, we may not be able to develop or market our products;

         - our ability to obtain an adequate level of reimbursement or acceptable prices for our products; and

         - if plaintiffs bring product liability lawsuits against us, we may incur substantial financial loss or may be unable to obtain future product liability insurance at reasonable prices, if at all, either of which could diminish our ability to commercialize our future products.

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

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The effective date of the Registration Statement on Form S-1 (Registration No. 333-31140) filed under the Securities Act of 1933, as amended, relating to the initial public offering of our common stock was August 8, 2000. On the same date, we signed an underwriting agreement with Chase Securities Inc., FleetBoston Robertson Stephens Inc., Adams, Harkness, & Hill, Inc. and A.G. Edwards & Sons, Inc., the managing underwriters for the initial public offering and the representatives of the underwriters named in the underwriting agreement, for the initial public offering of 6,900,000 shares of our common stock (including the exercise of underwriters' overallotment option) at an initial public offering price of $8.00 per share. The initial public offering resulted in gross proceeds of $55.2 million. We received net proceeds of $49.4 million after deducting underwriting discounts of $3.9 million and estimated offering expenses of $1.9 million.

         Concurrently with the closing of the initial public offering, the 13,859,102 outstanding shares of our Series A, B and C Preferred Stock were automatically converted into 13,859,102 shares of common stock. As a result, we no longer have any outstanding preferred stock.

         We expect to use the proceeds from this offering for research and development activities, including clinical trials, process development and manufacturing support, and for general corporate purposes, including working capital. We may use a portion of the proceeds to acquire or invest in complementary businesses, products or technologies. Pending such uses, we have invested the net proceeds of this offering in interest bearing, money market accounts.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  EXHIBIT NUMBER    DESCRIPTION OF DOCUMENT
                  --------------    -----------------------
                  3.1+              Amended and Restated Certificate of Incorporation
                  3.2+              Amended and Restated Bylaws
                  4.1+              Specimen Common Stock Certificate
                  27.1              Financial Data Schedule

                  ---------------
                  + Filed with AtheroGenics' Registration Statement on Form S-1, Registration No. 333- 31140, declared effective by the Securities and Exchange Commission on August 8, 2000, and incorporated herein by reference.


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




                               ATHEROGENICS, INC.


Date:  November 3, 2000.       By: /s/ RUSSELL M. MEDFORD, M.D., PH.D.
                               -------------------------------------------------
                               RUSSELL M. MEDFORD, M.D., PH.D.
                               President and Chief
                               Executive Officer


Date:  November 3, 2000.       By: /s/ MARK P. COLONNESE
                               -------------------------------------------------
                               MARK P. COLONNESE
                               Vice President of Finance and Administration and
                               Chief Financial Officer (Principal Accounting and
                               Financial Officer)

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER             DESCRIPTION OF DOCUMENT
------             -----------------------
3.1+               Amended and Restated Certificate of Incorporation
3.2+               Amended and Restated Bylaws
4.1+               Specimen Common Stock Certificate
27.1               Financial Data Schedule (for SEC use only)

     -----------------
     + Filed with AtheroGenics' Registration Statement on Form S-1, Registration No. 333-31140, declared effective by the Securities and Exchange Commission on August 8, 2000, and incorporated herein by reference.