Form 10-K
period 2000-12-31
ATHEROGENICS INC
filed 2001-03-23
CIK 1107601

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                               OR
      [  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________TO ____________

                         COMMISSION FILE NUMBER 0-31261

                               ATHEROGENICS, INC.
             (Exact name of Registrant as specified in its charter)

                   GEORGIA                                       58-2108232
       (State or other jurisdiction of            (I.R.S. Employer Identification Number)
        incorporation or organization)

            8995 WESTSIDE PARKWAY,                             (678) 336-2500
          ALPHARETTA, GEORGIA 30004            (Registrant's telephone number, including area code)
   (Address of principal executive offices,
             including zip code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE

     Indicate by check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock on the Nasdaq National Market at March 19, 2001: $113,573,352.

     The number of shares outstanding of each of the registrant's classes of common stock, as of March 19, 2001: 23,971,305 (one class).

                      DOCUMENTS INCORPORATED BY REFERENCE:

     PORTIONS OF THE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 WITH RESPECT TO THE 2001 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED HEREIN BY REFERENCE IN PART III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ATHEROGENICS, INC

                                   FORM 10-K

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   21
Item 3.   Legal Proceedings...........................................   21
Item 4.   Submission of Matters to a Vote of Security Holders.........   21

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters.........................................   21
Item 6.   Selected Financial Data.....................................   22
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................   23
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   26
Item 8.   Financial Statements and Supplementary Data.................   27
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   43

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   44
Item 11.  Executive Compensation......................................   44
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   44
Item 13.  Certain Relationships and Related Transactions..............   44

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   44
Signatures............................................................   47

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     AtheroGenics is an emerging pharmaceutical company focused on the discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases, such as atherosclerosis, rheumatoid arthritis and asthma. We designed our lead product candidate, AGI-1067, to benefit patients with coronary artery disease, which is atherosclerosis of the blood vessels of the heart. Atherosclerosis is a common disease that results from inflammation and the buildup of plaque in arterial blood vessel walls. In October 1999 we entered into a worldwide exclusive license agreement with Schering-Plough Corporation ("Schering-Plough") to develop and commercialize AGI-1067. We are currently testing AGI-1067 in a Phase II clinical trial for the prevention and treatment of restenosis, the reoccurrence of narrowing of the coronary arteries following angioplasty in patients with coronary artery disease. Schering-Plough has extensive experience in developing, manufacturing and commercializing pharmaceutical products.

     We have developed a proprietary vascular-protectant, or v-protectant, technology platform to discover drugs for the treatment of chronic inflammation. Our first v-protectants are drugs that block the production of proteins that are necessary to initiate and maintain inflammation. For example, one of these proteins, VCAM-1, binds to white blood cells that accumulate at the site of inflammation and directs these cells in their migration from the bloodstream into the tissue. We believe that v-protectants can suppress chronic inflammation by blocking production of VCAM-1 without undermining the body's ability to protect itself against infection.

     AGI-1067 is our v-protectant candidate that is most advanced in clinical development. We are currently managing a Phase II clinical trial, called CART-1, to assess in approximately 300 patients the safety and effectiveness of AGI-1067 for the treatment of post-angioplasty restenosis. We completed patient enrollment for CART I in September 2000 and expect to report the results of this clinical trial in the first half of 2001. Our Phase II clinical trial program follows our successful completion of seven Phase I clinical trials comprising more than 150 men and women.

     In February 2001, we filed an Investigational New Drug application with the U.S. Food and Drug Administration ("FDA") for AGIX-4207, a novel product candidate for the treatment of rheumatoid arthritis. This filing is the first step in initiating Phase I clinical trials to assess the safety and tolerability of AGIX-4207 in healthy volunteers.

     We have identified other potential v-protectant product candidates to treat asthma, exacerbation of rheumatologic diseases and solid organ transplant rejection. We are evaluating these v-protectant product candidates to choose lead product candidates for clinical development. We plan to develop these v-protectants rapidly and may seek regulatory fast track status to expedite development and commercialization. We will continue to expand upon our v-protectant technology platform using functional genomics to identify novel therapeutic gene targets. Functional genomics is the process by which one uses scientific models and techniques to discover and modify genes, measure the consequences of the modifications, and reliably determine the function of those genes.

INFLAMMATION AND DISEASE

     Inflammation is a normal response of the body to protect tissues from infection, injury or disease. The inflammatory response begins with the production and release of chemical agents by cells in the infected, injured or diseased tissue. These agents cause redness, swelling, pain, heat and loss of function. Inflamed tissues generate additional signals that recruit white blood cells to the site of inflammation. White blood cells destroy any infective or injurious agent, and remove cellular debris from damaged tissue. This inflammatory response usually promotes healing but, if uncontrolled, may become harmful.

     The inflammatory response can be either acute or chronic. Acute inflammation lasts at most only a few days. The treatment of acute inflammation, where therapy includes the administration of aspirin and other non-steroidal anti-inflammatory agents, provides relief of pain and fever for patients. In contrast, chronic inflammation lasts weeks, months or even indefinitely and causes tissue damage. In chronic inflammation, the inflammation becomes the problem rather than the solution to infection, injury or disease. Chronically inflamed tissues continue to generate signals that attract white blood cells from the bloodstream. When white blood cells migrate from the bloodstream into the tissue they amplify the inflammatory response. This chronic inflammatory response can break down healthy tissue in a misdirected attempt at repair and healing. Diseases characterized by chronic inflammation include, among others:

     - atherosclerosis, including coronary artery disease;

     - restenosis;

     - rheumatoid arthritis;

     - asthma; and

     - solid organ transplant rejection.

     Atherosclerosis is a common disease that results from inflammation and the buildup of plaque in arterial blood vessel walls. Plaque consists of inflammatory cells, cholesterol and cellular debris. Atherosclerosis, depending on the location of the artery it affects, may result in a heart attack or stroke. There are currently no medications available for physicians to treat directly the underlying chronic inflammation of atherosclerosis.

     Atherosclerosis of the blood vessels of the heart is called coronary artery disease or heart disease. Treatment for coronary artery disease often progresses to therapeutic procedures, including angioplasty or bypass surgery, to re-establish an effective blood supply to the heart. Angioplasty corrects the blockage by the inflation of a balloon delivered by catheter, with or without the placement of a stent, a small cylindrical mesh device, at the site of the obstructing plaque. After angioplasty, the artery opened by the procedure often re-narrows. Significant re-narrowing may cause angina, a heart attack, or require a repeat angioplasty. Inflammation plays an important role in this re-narrowing called restenosis. There is currently no medical treatment for restenosis.

     Rheumatoid arthritis is a chronic inflammatory disease of the joints. Rheumatoid arthritis is marked by stiffness, pain, limitations to activity and the destruction of joints, including knees and wrists. Present therapy of rheumatoid arthritis includes non-steroidal anti-inflammatory drugs, corticosteroids, and drugs designed to slow the progression of disease, termed disease modifying anti-rheumatic drugs (DMARDs). DMARDs include drugs that were originally designed to treat cancer, such as methotrexate. DMARDs have serious side effects. Recently two new DMARDs developed by other companies, Enbrel(R) (etanercept) and Remicade(R) (infliximab) have been shown to improve the signs and symptoms of patients with rheumatoid arthritis. These drugs prove that blocking the activity of tumor necrosis factor, a molecule that stimulates a broad range of cellular activities implicated in the inflammation process, improves rheumatoid arthritis, but both drugs must be injected and both increase the risk of severe infection.

     Asthma is a common chronic inflammatory disease of the bronchial tubes, which are the airways in the lungs. Asthma is marked by episodic airway attacks that are caused by many stresses, including allergy, cold air, ozone or exercise. Asthma therapy has concentrated on the use of inhaled corticosteroids to reduce chronic inflammation and bronchodilators to provide symptomatic relief. Asthmatic patients, however, continue to experience flare-ups, or exacerbations, that are not prevented or effectively treated by these medicines.

     There is a wide variety of other chronic inflammatory diseases and conditions, such as solid organ transplant rejection. Physicians regularly use anti-inflammatory agents, such as aspirin, other non-steroidal anti-inflammatory drugs and corticosteroids, alone or in combination with immuno-suppressants, to treat these diseases. However, these diseases may suddenly flare due to either the tissue inflammation that underlies them or bacteria that take advantage of the suppressed immune response induced by present therapies. Treatments for the underlying disease have major side effects and are not completely effective for these inflammatory exacerbations. For example, systemic corticosteroids cause major side effects including high blood pressure, adult-onset diabetes, cataracts, brittle bones and increased risk of infection.

     Many physicians are only now becoming aware of the key role of chronic inflammation in diverse diseases such as atherosclerosis and asthma for which existing anti-inflammatory treatments are incomplete and limited in use. As more physicians recognize that a wide range of chronic diseases are inflammatory in nature, we believe that these physicians will require safer and more effective anti-inflammatory treatments. We believe that one of these therapeutic approaches will be the administration of drugs designed to block the migration of white blood cells through blood vessel walls into inflamed tissues unless the inflammation is due to infection.

V-PROTECTANT TECHNOLOGY

     We have developed a proprietary v-protectant technology platform for the treatment of chronic inflammatory diseases. This platform is based on the work of our scientific co-founders R. Wayne Alexander, M.D., Ph.D., and Russell M. Medford, M.D., Ph.D. In 1993, Drs. Alexander and Medford discovered a novel mechanism within arterial blood vessel walls that could control the excessive accumulation of white blood cells without affecting the body's ability to fight infection. V-protectant technology exploits the observation that the endothelial cells that line the interior wall of the blood vessel play an active role in recruiting white blood cells from the blood to the site of chronic inflammation. V-protectants are drugs that block two harmful effects of oxygen and other similar molecules, collectively called oxidants. Scientists have known for some time that some oxidants can damage cells, but have recently determined that these same oxidants may also act as signals to modify gene activity inside cells. This change in gene activity leads to the production of proteins that initiate or maintain inflammation. The protein products of these cells, including VCAM-1, attract white blood cells to the site of chronic inflammation. We believe that an excess number of VCAM-1 molecules on the surface of cells is a disease state. We also believe that AGI-1067 and other v-protectants can act as anti-oxidants and can block the specific type of inflammation caused by oxidants acting as signals. We believe that v-protectants will provide this anti-inflammatory benefit without undermining the body's ability to protect itself against infection.

                    V-PROTECTANTS BLOCK ACTIVATION OF VCAM-1
                        IN CELLS THAT LINE BLOOD VESSELS

                              ACTIVATION OF VCAM-1

                                    [PHOTO]

                              INHIBITION OF VCAM-1

                                    [PHOTO]

1 INFLAMMATORY AGENT ATTACHES TO CELL SURFACE RECEPTOR

2 RECEPTOR CHANGES GENERATE OXIDANT SIGNALS INSIDE CELL

3 OXIDANT SIGNALS STIMULATE GENE TO PRODUCE VCAM-1

4 CELL PRODUCES VCAM-1 PROTEINS

5 VCAM-1 MIGRATES TO CELL SURFACE

6 WHITE BLOOD CELLS ATTACH TO VCAM-1 ON CELL SURFACE

BUSINESS STRATEGY

     Our objective is to become a leading pharmaceutical company focused on discovering, developing and commercializing novel therapeutics for the treatment of chronic inflammatory diseases. The key elements of our strategy include the following:

     - Develop AGI-1067 in Collaboration with Schering-Plough. We have entered into an exclusive license agreement with Schering-Plough to develop and commercialize our lead product candidate, AGI-1067, for the treatment of atherosclerosis. The collaboration will seek initially to develop AGI-1067 for the treatment and prevention of restenosis and the progression of atherosclerosis in patients with coronary artery disease who undergo angioplasty.

     - Extend Our V-Protectant Technology Platform into Additional Therapeutic Areas that Address Unmet Medical Needs. We believe that our v-protectants have the potential for treating a wide variety of other inflammatory diseases and clinical conditions. These indications include rheumatoid arthritis, asthma, solid organ transplant rejection and other diseases.

     - Create Value Rapidly Through Innovative Drug Discovery Coupled with Innovative Drug Development. We intend to use our capabilities to identify scientific breakthroughs in inflammation and move these rapidly through pre-clinical testing to clinical trials. We intend to use our development expertise to minimize the time required to commercialize our discoveries in functional genomics, which links genetics to drug research, and medicinal and combinatorial chemistry, which are techniques to identify novel drug candidates with pre-defined activities.

     - Expand Our Clinical Product Candidate Portfolio. In addition to our existing discovery programs, we intend to acquire rights to other product candidates and technologies that complement our existing product candidate lines or that enable us to capitalize on our scientific and clinical development expertise. We plan to expand our product candidate portfolio by in-licensing or acquiring product candidates, technologies or companies.

     - Commercialize Our Products. We plan to collaborate with large pharmaceutical companies to commercialize products that we develop to target patient or physician populations in broad markets. In contrast, we plan to develop a sales force to commercialize those of our products that we develop to target patient or physician populations in narrow markets.

PRODUCTS

     The table below summarizes our therapeutic programs, their target indication or disease, development status and commercial strategy.

THERAPEUTIC PROGRAM             DISEASE/INDICATION      DEVELOPMENT STATUS (1)   COMMERCIAL STRATEGY
-------------------         --------------------------  -----------------------  --------------------
LEAD V-PROTECTANTS
  AGI-1067                  Restenosis                  Phase II clinical trial  Exclusive license to
                                                                                 Schering-Plough
  AGIX-4207                 Rheumatoid arthritis        IND filed                Collaboration
OTHER V-PROTECTANTS
  AGI-series, intravenous   Exacerbations of            Compound selection       Collaboration
                            rheumatological diseases
  AGI-series, oral          Solid organ transplant      Compound selection       Internal
                            rejection
  Oral product candidate    Chronic asthma              Research                 Collaboration
OTHER PROGRAMS
  Functional genomics       Inflammatory diseases       Research
DIAGNOSTICS
  OXYKINE(TM) assay         Atherosclerosis             Clinical testing         Collaboration

---------------

(1) References to compound selection mean the process by which we are selecting a lead product candidate for clinical development.

     We have established therapeutic programs for product development using product candidates we select from among our compound libraries. These programs seek to exploit the value of the products early and to expand their use broadly. We are developing our lead compound, AGI-1067, and related compounds in collaboration with Schering-Plough. We are also progressing with our internally discovered compound into development as an agent to treat the signs and symptoms of rheumatoid arthritis.

     We continue to test compounds from among our compound libraries to identify back-up and follow-up product candidates. We are also pursuing novel discovery targets in chronic inflammation.

  AGI-1067

     AGI-1067, our lead v-protectant product candidate, is a small molecule that patients take orally once per day. In pre-clinical testing, AGI-1067 has shown the following three biological properties that we believe will benefit patients with atherosclerosis:

     - AGI-1067 Blocks Production of VCAM-1. We believe that decreased VCAM-1 production will diminish atherosclerosis and restenosis.

     - AGI-1067 is a Potent Anti-Oxidant. AGI-1067 protects LDL cholesterol from converting into a harmful inflammatory agent.

     - AGI-1067 Lowers LDL Cholesterol. LDL cholesterol lowering reduces the risk of developing atherosclerosis.

     According to the American Heart Association, more than 12 million people in the United States have coronary artery disease, including approximately 1.1 million who have heart attacks every year. In order to make a definitive diagnosis in patients with suspected coronary artery disease, a specially trained cardiologist or radiologist performs a diagnostic procedure called angiography in which the cardiologist injects dye through an intravenous catheter to image the coronary arteries. Angiography can reveal coronary artery disease that may require an invasive procedure. Physicians perform this invasive procedure, called angioplasty, more than one million times annually worldwide. This procedure consists of placing a balloon-tipped catheter into the coronary artery and mechanically re-opening the blood vessel by expanding the balloon under very high pressure. In addition, cardiologists may opt to treat some of these coronary artery blockages by inserting a stent to keep the blood vessel open after the cardiologist removes the catheter.

     Angioplasty does not cure coronary artery disease, nor does it treat the underlying chronic inflammation. In fact, angioplasty induces an inflammatory response that contributes to its failure in approximately 30 percent of patients who undergo the procedure. This process of re-narrowing, or post-angioplasty restenosis, is a major clinical problem that limits the effectiveness of the procedure. Restenosis following balloon angioplasty occurs due to local damage to the coronary artery. The development of stents and the ongoing research and development activities with respect to catheter improvement have not eradicated the problem of restenosis, but have introduced the new problem of in-stent restenosis which is particularly difficult to treat. In-stent restenosis occurs when the cells that surround the stent proliferate and fill the opening of the vessel.

     Our initial development target is post-angioplasty restenosis. More significantly, we believe that AGI-1067 may treat all areas of the coronary artery susceptible to atherosclerosis in a way that cannot be achieved with any existing therapy.

     We have completed pre-clinical testing in multiple species to establish the therapeutic properties of AGI-1067. Our pre-clinical results indicated that, dosed orally, AGI-1067 blocked VCAM-1 production, blocked damage from oxidants and prevented atherosclerosis. In addition, AGI-1067 reduced LDL cholesterol comparably to and in combination with statins, which are widely used cholesterol-lowering drugs. In recent testing, AGI-1067 lowered "bad" cholesterol, increased "good" cholesterol and blocked atherosclerosis in a year-long pre-clinical model of progression of atherosclerosis.

     Based upon our successful completion of pre-clinical testing, we studied AGI-1067 in seven Phase I clinical trials in more than 150 men and women, including healthy volunteers and patients up to the age of 85 to assess tolerability and potential for interaction with other drugs. In the course of these seven studies we have given AGI-1067 in combination with other drug classes commonly used in patients with atherosclerosis. In these seven clinical trials, six of which we conducted under the Investigational New Drug application for cholesterol lowering, some subjects reported mild nausea during the first few doses of AGI-1067, but the nausea abated while they continued to take the drug. Overall, subjects tolerated AGI-1067 well, with no dose or use-limiting side effects. These clinical trial results, which showed that patients tolerated AGI-1067 well alone and in combination with other drugs, supported our progress to Phase II clinical trials.

     We are presently conducting a Phase II clinical trial in Canada to assess the tolerability and efficacy of AGI-1067 as an agent to prevent post-angioplasty restenosis. We opened our Canadian Investigational New Drug Application in April 1999 for AGI-1067 as an agent to prevent post-angioplasty restenosis. The Canadian Antioxidant Restenosis Trial, called CART-1, is a multi-center, randomized, double-blind, safety and efficacy dose-ranging study, comparing AGI-1067 with placebo and an active control in patients with established coronary artery disease who undergo elective angioplasty. We have completed dosing of approximately 300 patients for six weeks and are completing follow-up at six months. During angiography performed six months after angioplasty, we will assess the efficacy of AGI-1067 by measuring directly the diameter of the opening of the treated coronary artery. We enrolled the first patient in CART-1 in September 1999 and completed dosings in November 2000. The trial is ongoing at five Canadian centers of excellence in interventional cardiology. An independent data and safety monitoring board reviews patient data periodically to ensure the continued safety of enrolled patients.

     We have formed a joint management committee with Schering-Plough to oversee all aspects of development and commercialization of AGI-1067. The committee consists of equal numbers of AtheroGenics and Schering-Plough representatives. Under direction of the joint management committee, we expect to manage aspects of clinical and pre-clinical development work for AGI-1067.

  AGI-Series for Rheumatoid Arthritis

     Rheumatoid arthritis is a common auto-immune disease which affects joints and arterial blood vessels. According to the Arthritis Foundation, there are 2.1 million people with rheumatoid arthritis in the United States. Rheumatoid arthritis and related diseases cost the U.S. economy more than $65 billion annually in direct and indirect costs. Approximately 70 percent of patients with rheumatoid arthritis are young and middle-aged women.

     Physicians treat rheumatoid arthritis in a stepwise fashion, starting with the occasional to regular use of anti-inflammatory agents such as aspirin or ibuprofen, and proceeding to treatment with potentially toxic drugs, termed disease modifying anti-rheumatic drugs ("DMARDs"). The newer DMARDs target the modulation of tumor necrosis factor, tissue repair and proliferation. The recent successful introduction of new drugs for rheumatoid arthritis has highlighted both the market potential and the size and scope of the unmet medical need of these patients. These drugs are partially effective, but must be injected according to a schedule and may cause serious side effects. AGIX-4207 is a selective modulator of tumor necrosis factor and is being tested as an oral medication, taken once a day. This selective nature of AGIX-4207 may decrease chronic inflammation in rheumatoid arthritis with fewer side effects. Enrollment for a Phase I clinical trial for AGIX-4207 is expected to begin in early 2001.

     Treatment of patients with rheumatoid arthritis, progresses from pain reliever to increasingly toxic immuno-suppressants, called disease modifiers. If we achieve positive clinical trial results, we will evaluate our v-protectant for the treatment of patients who are receiving moderate disease modifying therapy to determine whether AGIX-4207 will permit decreasing the use of toxic drugs while maintaining the patient's clinical status.

     We are developing an orally-dosed, v-protectant drug to treat moderate to severe rheumatoid arthritis in patients who have shown an incomplete or inadequate response to other DMARD therapy. We are also developing an intravenously-dosed, v-protectant drug to treat exacerbations of rheumatologic diseases. An exacerbation is a sudden worsening of the patient's arthritis or condition that usually requires hospitalization and intensive therapy.

  AGI-Series for Post-Transplant Chronic Solid Organ Rejection

     We are developing an orally-dosed, v-protectant drug to treat chronic solid organ transplant rejection. Patients' immune systems recognize transplanted organs as foreign and therefore reject them. This may occur soon after transplantation ("acute rejection") or may take years ("chronic rejection"). Physicians treat these patients with powerful immuno-suppressants to block all immune and inflammatory reactions that could cause solid organ rejection. These therapies may place patients at increased risk for infection. The vascular protection provided by our product candidates may protect solid organs from rejection beyond the first year without increasing the risk of infection.

     Recent industry sources report there are approximately 200,000 organ transplant recipients in the United States who are at risk of chronic transplant rejection. Chronic rejection is a major factor contributing to organ shortage.

     We have identified v-protectant product candidates for oral administration to patients who have received transplants. We are evaluating these small molecules based on development criteria such as potency, stability and ease of formulation. We will use these criteria and results from comprehensive pre-clinical studies that are under way to choose a lead product candidate for clinical development that targets chronic solid organ transplant rejection. We plan to apply to the FDA for fast track status for this product candidate as an adjunct to current transplant therapy, which includes immuno-suppressant and anti-inflammatory drugs.

  AGI-Series for Respiratory Diseases

     According to the American Lung Association, asthma afflicts more than 17 million adults and children in the United States. From 1980 to 1994, the prevalence of this disease increased by over 75%. Asthma morbidity and mortality continue to rise in spite of massive public health efforts. According to the American Lung Association, in 1998 the combined direct and indirect costs of asthma in the United States is approximately $11.3 billion annually. Current therapies that target the underlying disease include corticosteroids and several classes of drugs that relieve symptoms but are not effective for chronic inflammation. None of these drugs, including inhaled corticosteroids, are particularly effective for treating exacerbation of asthma, which remains a major unmet medical problem. We believe that v-protectants may reduce the inflammation associated with chronic asthma and with the acute exacerbation of asthma, and may be useful in the treatment of up to 1.8 million patients annually who develop acute exacerbations of asthma and seek emergency room treatment in the United States.

     We are evaluating classes of chemical compounds as potential treatments for asthma and other respiratory diseases. We will evaluate these components for regular treatment of chronic respiratory diseases or for exacerbations. We will test our compounds for delivery by the oral, intravenous or inhaled route of administration.

  Diagnostic Assay Program

     Based on our v-protectant technology platform, we have designed a simple and proprietary blood test that measures a circulating blood marker for atherosclerosis. We plan to conduct tests on human blood samples to establish whether this new marker, called OXYKINE(TM), is an accurate and useful diagnostic tool. We believe OXYKINE(TM) will allow physicians to determine whether a patient has active and progressive atherosclerosis and whether the disease is responding to medical therapy. There are currently no diagnostic tools that meet this profile.

RESEARCH PROGRAM

     We have built a robust research program using our demonstrated expertise in functional genomics, molecular biology, cell biology, physiology, pharmacology, medicine, biochemistry, and analytical and synthetic chemistry and bioengineering.

Our research program has three main objectives:

     - To Discover and Develop V-Protectants with Enhanced Potency and Improved Therapeutic Properties. We are synthesizing novel compounds and testing them in a variety of biochemical and cell-based assays to discover and develop new, small molecule v-protectants. We believe that these v-protectants will have improved therapeutic properties and applicability across a wide range of chronic inflammatory diseases. We have identified a novel series of highly potent v-protectants.

     - To Identify Novel Anti-Inflammatory Therapeutic Targets Utilizing Functional Genomics. One part of our drug discovery platform is a set of techniques that connects our knowledge of genes, which code for proteins, to agents that modify gene activity. This collection of methods, called functional genomics, enables us to select targets efficiently. Our target for therapy may be the gene, the protein, another substance in the body that links to the protein, or the agent that induces the change. For example, oxidants are agents that induce changes in gene activity. We believe our functional genomics program will enable us to identify novel genes and their protein products that are critical to the chronic inflammatory process. We plan to progress these genes and proteins into targets for novel classes of drugs.

     - To Develop New Classes of V-Protectant Drugs Based on the Novel Therapeutic Targets Identified By Our Functional Genomics Program. We are identifying enzymes and other molecular targets that either control or are controlled by oxidant signals. These discoveries will enable our chemists to synthesize the next generation of v-protectants. We intend to use these enzymes and other molecular targets for both internal efforts and as strategic collaboration assets.

PATENTS AND INTELLECTUAL PROPERTY

     We have established a patent portfolio of owned and in-licensed patents that cover our lead v-protectant compounds and their use, as well as methods for regulating the fundamental biological pathway involved in the production of the inflammatory protein, VCAM-1. It is our goal to pursue both broad and specific patent protection in the key areas of our research and development both in the United States and internationally, and to identify value-added exclusive in-licensing opportunities.

     The patent approval process in the United States progresses through several steps from filing an application, through review of the application by the U.S. Patent and Trademark Office, and, if the application is allowed, to an issued patent. There is a similar regulatory process in most non-U.S. countries. As of March 1, 2001, we own three U.S. patents, nine pending U.S. applications, and 51 associated non-U.S. patent filings, which, if issued, will expire from 2012 to 2020. We co-own with Emory University one pending U.S. patent application and 18 associated non-U.S. patent filings which, if issued, will expire on or before 2018. In addition, we hold exclusive licenses from Emory University to 11 U.S. patents, one U.S. patent application, and 59 associated non-U.S. patent filings, expiring on or before 2012. We purchased the U.S. patent that we own in an agreement with Dr. Sampath Parthasarathy, a member of our Scientific Advisory Board. We believe the cost of this agreement to us is immaterial.

     We have license agreements with Emory University and The Regents of the University of California covering aspects of our technology. These agreements obligate us to make milestone payments upon attainment of agreed-upon goals and royalty payments on sale of licensed products and technology. The licenses with Emory University and The Regents of the University of California also require us to be diligent in commercializing the licensed technologies within certain time periods.

     Under our license agreement with Emory University, Emory University granted to us an exclusive license to make, use and sell methods and products covered by certain patents and patent applications owned by Emory University relating generally to the treatment and diagnosis of VCAM-1 related diseases. The license agreement requires us to make royalty payments to Emory University based on certain percentages of net revenue we derive from sales of products covered by the licensed patents or patent applications, and from sublicensing of the licensed patents or patent applications. The license agreement also requires us to make milestone payments to Emory University upon the occurrence of certain product development events. Milestone payments for AGI-1067 could total $250,000 if all milestone objectives are met. We must indemnify Emory University for all claims and/or losses caused or contributed to by AtheroGenics arising out of our use of the license. We have procured commercial general liability insurance in specified amounts customary in the industry naming Emory University as an insured.

     The Emory license agreement will terminate when all patent rights licensed under the agreement expire. Emory University may terminate the agreement if, after Emory gives notice to us, we fail to make a payment, we fail to render progress reports, we incur specified financial problems, we decide to no longer develop licensed products under the agreement, or we breach a material term of the agreement. We may terminate the agreement upon advance notice to Emory, or if Emory University violates certain material terms of the agreement.

     Under our license agreement with the Regents of the University of California, we received a license to make, use and sell diagnostic and therapeutic methods and products using monoclonal antibodies in atherosclerosis and other diseases, which are claimed in applicable patent applications owned by the Regents of the University of California in the U.S. and Canada. We must make milestone payments to the Regents of the University of California upon occurrence of various product development events of up to $45,000 for each therapeutic application, and $35,000 for each diagnostic application. In addition, we must pay to the Regents of the University of California a percentage of the net revenue we receive from the sale of products covered by the patents and patent applications, and from our sublicensing the licensed patents and patent applications. The Regents of the University of California may terminate the agreement upon proper notice for violation of material terms of the agreement. The agreement expires in 2018, when the last patent covered by the license expires. We may terminate the agreement at any time upon prior notice to the Regents of the University of California. We must indemnify the Regents of the University of California for all losses and claims arising out of our use of the license. In addition, we have procured commercial liability insurance in specified amounts customary in the industry naming the University of California as an insured.

  AGI-1067 Patent Portfolio

     Our patent coverage on AGI-1067 is based on patent filings that we own and patent filings exclusively licensed from Emory University. We own one issued patent, U.S. Patent No. 5,262,439, which expires in 2012, and related filings in Japan, Canada and Europe that generically cover the compound AGI-1067 as a member of a class of related compounds. We own another patent, U.S. Patent No. 6,147,250, that covers through 2018 the specific compound AGI-1067 and its use to treat VCAM-1 mediated diseases including, among others, atherosclerosis, post-angioplasty restenosis and coronary artery disease. We also own U.S. Patent No. 6,121,319, which covers the use of a class of compounds closely related AGI-1067 to treat VCAM-1 mediated diseases. Applications corresponding to U.S. Patent No. 6,147,250 and U.S. Patent No. 6,121,319 have also been filed in 20 non-U.S. patent offices. The patents that we have exclusively licensed from Emory University include the use of a substance that inhibits a class of oxidant signals to treat diseases mediated by VCAM-1.

  Other V-Protectant Compounds

     We have filed patent applications in the United States and non-U.S. countries that cover the use of a number of compounds identified in our research program to act as v-protectants, and specifically for use in treating cardiovascular and inflammatory disease. Some of these compounds are novel and some represent new uses for known compounds. In addition we have exclusively licensed patents from Emory University that cover the use of a class of compounds which act as v-protectants.

     Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and factual questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, they may not adequately protect the technology we own or in-license. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or in-license, and rights we receive under those patents may not provide competitive advantages to us.

     Our commercial success will depend in part on our ability to manufacture, use, sell and offer to sell our product candidates and proposed product candidates without infringing patents or other proprietary rights of others. We may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our product candidates or proposed product candidates. For example, U.S. patent applications are confidential while pending in the Patent and Trademark Office, and patent applications filed in non-U.S. countries are often first published six months or more after filing. Further, we may not be aware of published or granted conflicting patent rights. Any conflicts resulting from patent applications and patents of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If others obtain patents with conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We may not be able to obtain any licenses or other rights to patents, technology or know-how necessary to conduct our business as described in this Form 10-K. Any failure to obtain such licenses or other rights could delay or prevent us from developing or commercializing our product candidates and proposed product candidates, which would adversely affect our business.

     Litigation or patent interference proceedings may be necessary to enforce any of our patents or other proprietary rights, or to determine the scope and validity or enforceability of the proprietary rights of others. The defense and prosecution of patent and intellectual property claims are both costly and time consuming, even if the outcome is favorable to us. Any adverse outcome could subject us to significant liabilities, require us to license disputed rights from others, or require us to cease selling our future products.

  Trademarks

     In August 2000, the U.S. Patent and Trademark Office (USPTO) notified us that the trademark OXYKINE has been allowed for registration, and we expect the Certificate of Registration to be issued during the year 2001. The USPTO issued a Certificate of Registration for the trademark AATHEROGENICS & DESIGN on November 7, 2000 and issued one for the trademark AGI on September 19, 2000.

EXCLUSIVE LICENSE AGREEMENT WITH SCHERING-PLOUGH

     In October 1999, we entered into a worldwide exclusive license agreement with Schering-Plough. This agreement consists of contracts with two Schering-Plough affiliates. Under the agreement we granted to

Schering-Plough an exclusive license under our patents and know-how to make, use and sell AGI-1067 and other specified compounds for the treatment of restenosis, coronary artery disease and atherosclerosis. During the term of the agreement with Schering-Plough, we will not develop or commercialize outside the agreement any compound for the treatment or prevention of restenosis, coronary artery disease or atherosclerosis.

     Schering-Plough paid us an initial nonrefundable licensing fee of $5,000,000 upon signing the agreement and has assumed responsibility for all costs going forward associated with the development, manufacturing and commercialization of products containing AGI-1067 and any other licensed compound. Further, Schering-Plough will make certain payments to us upon achievement of clinical and regulatory milestones. Schering-Plough will also pay us a royalty on all net sales of licensed products and will pay us fees associated with the achievement of certain annual sales levels. Schering-Plough's total direct payments to us for the initial indication of restenosis, excluding royalties and development costs, could reach $189 million during the term of the agreement. The amount and timing of any milestone and royalty payments, however, are subject to events, many of which are beyond our control and the achievement of which we cannot assure.

     The agreement will terminate when the last patent right, which is the subject of the agreement, expires. Schering-Plough may terminate the agreement at any time upon 60 days prior written notice to us. We may terminate the agreement upon the failure of Schering-Plough to meet certain development milestones. Either party may terminate the agreement upon proper notice of certain uncured material violations of the agreement. In addition, either party may terminate the agreement on a product-by-product basis if Schering-Plough ceases commercialization of a licensed product. Finally, either party may terminate the agreement if the other party incurs specified financial problems. Upon certain material breaches of the agreement by AtheroGenics, Schering-Plough may either terminate the agreement, continue the agreement with future milestone payments materially reduced by a specified percentage, or continue the agreement with future royalty payments reduced by a specified percentage. Should either party terminate the agreement, AtheroGenics will have the right to purchase Schering-Plough's remaining inventory of licensed products at a specified amount.

MANUFACTURING

     We have entered into an arrangement with a third party manufacturer for the supply of AGI-1067 bulk drug substance and another third party manufacturer for the formulated drug product. Our exclusive license agreement with Schering-Plough grants them the right to manufacture AGI-1067 for late-stage clinical trials and commercialization. Schering-Plough has assumed responsibility for manufacturing and formulating AGI-1067. Schering-Plough has extensive experience in manufacturing pharmaceutical products.

     The supplier of the bulk drug substance for AGI-1067 operates under current Good Manufacturing Practice guidelines using cost-effective and readily available materials and reliable processes. The starting material used in the manufacturing process of AGI-1067 is probucol, which was once widely used in North America as a cholesterol-lowering agent, but has since been withdrawn from the North American market due to lack of efficacy. Under the terms of our contract, our bulk drug supplier is committed to manufacture sufficient quantities to support development activities for the foreseeable future.

     After manufacture, a third party supplier formulates AGI-1067 into the drug product under current Good Manufacturing Practice guidelines. We anticipate that this supplier will be able to provide sufficient formulated drug product to complete our ongoing and currently planned clinical trials.

     We plan to establish manufacturing agreements with third parties that comply with Good Manufacturing Practice guidelines for bulk drug substance and oral or intravenous formulations of our other v-protectant product candidates, including AGIX-4207.

SALES AND MARKETING

     Under our exclusive license agreement for AGI-1067, Schering-Plough will handle exclusively, or sublicense, on a worldwide basis, sales, marketing and distribution of AGI-1067 for any therapeutic indication. Schering-Plough has extensive experience in marketing pharmaceutical products.

     We plan to collaborate with large pharmaceutical companies to commercialize product candidates other than AGI-1067 which are for patient or physician populations in broad markets. We believe that collaborating with large companies that have significant marketing and sales capabilities provides for optimal penetration into broad markets, particularly those areas that are highly competitive. In contrast, we plan to develop a sales force to commercialize the products targeted at patient and physician populations in narrow markets. By using our own sales and marketing organization, we believe we can retain a higher percentage of the profits generated from the sale of our products.

COMPETITION

     We believe pharmaceutical companies and research institutions will increase their efforts to define and exploit emerging concepts about vascular cell biology and oxidant signals for drug discovery programs relating to chronic inflammation. Many of these companies and institutions have targeted indications that overlap significantly with our targets and have substantially greater resources than we do. They may, therefore, succeed in commercializing products before we do that compete with us on the basis of efficacy, safety and price.

     Our ability to compete is predicated on four related factors:

     - First, our scientists and their collaborators have pioneered the basic discoveries and research methodologies linking oxidant signals to vascular cell inflammation. These discoveries and research methodologies form the foundation for our proprietary drug discovery programs relating to chronic inflammation.

     - Second, our scientific expertise, coupled with our expertise in clinical drug development, has enabled us to be the first company to conduct clinical trials of an orally-administered, small molecule v-protectant. We believe that our current Phase II clinical trials demonstrate that we are maintaining this important first-to-clinic competitive advantage.

     - Third, we expect that our exclusive license agreement with Schering-Plough will allow us to sustain and extend our competitive advantage.

     - Fourth, we believe our scientific, development and licensing expertise strongly positions us to acquire promising technologies and products discovered outside AtheroGenics.

     Our initial target for drug development is restenosis. We are aware of two orally-dosed drugs that have shown efficacy in prevention of restenosis in clinical trials. One of these drugs, Tranilast, is currently in a worldwide Phase III clinical trial sponsored by SmithKline Beecham PLC. The rationale for this clinical trial is based on efficacy in a limited Phase II clinical trial in Japan. However, another major pharmaceutical company previously discontinued Tranilast development during Phase II in the United States as a treatment of asthma due to significant human liver toxicity. The second drug, Lorelco, decreased the rate of restenosis in a North American clinical trial undertaken by an independent investigator. This trial confirmed and extended results from Japan, where Lorelco is still marketed. However, Aventis SA previously withdrew Lorelco from North American markets as a lipid-lowering drug due to lack of efficacy. We believe that a rare but potentially fatal side effect makes Lorelco's return to the marketplace highly unlikely. In addition, we are aware that Amylin Pharmaceuticals Inc. has recently begun Phase I clinical trials to evaluate a compound as a treatment to prevent restenosis after vascular repair procedures. Amylin has reported that in animal studies this compound reduced low density lipids in blood serum, but not high density lipids, to inhibit lipoprotein oxidation, and to inhibit cell adhesion molecules in vascular cells. In addition to these drugs and product candidate, some physicians advocate the use of anti-oxidant vitamins, short courses of radiation delivered directly to coronary arteries, or the use of specially designed catheters or improved angioplasty techniques to decrease the incidence or severity of restenosis.

     In addition to the drugs and devices that may compete with AGI-1067 in the treatment of restenosis, there are a number of other drugs and compounds in development for other indications that we target. A number of companies are pursuing drugs that control aspects of the immune system across the range of diseases that we target. For example, Genentech, Inc. in collaboration with Tanox, Inc. and Novartis AG is developing a novel injectable asthma therapy based on delivery of an anti-IgE monoclonal antibody, which targets the allergic component of chronic asthma. Drugs that target tumor necrosis factor, including Enbrel(R) (etanercept) and Remicade(R) (infliximab) are approved to treat rheumatoid arthritis.

GOVERNMENTAL REGULATION

     We plan to develop prescription-only drugs for the foreseeable future. The FDA is the regulatory agency that is charged to protect people in the United States who take prescription medicines. Every country has a regulatory body with a similar mandate. In addition, the European Union has vested centralized authority in the European Medicines Evaluation Agency and Committee on Proprietary Medicinal Products to standardize review and approval across member nations.

     Regulatory agencies have established guidelines and regulations for the drug development process. This process involves several steps. First, the drug company must generate sufficient pre-clinical data to support initial human testing. In the United States, the drug company must submit an Investigational New Drug application prior to human testing. The Investigational New Drug application contains adequate data on product candidate chemistry, toxicology and metabolism and, where appropriate, animal research testing to support initial safety evaluation in humans. In addition, the drug company provides to the FDA a clinical plan, including proposed use and testing in subjects comprising healthy volunteers and patients.

     Clinical trials for a new product candidate usually proceed through four phases:

     - Phase I clinical trials explore safety, blood levels, metabolism and the potential for interaction with other drugs. Phase I typically proceeds from healthy volunteers into patients with the target disease and comprises up to approximately 200 total subjects.

     - Phase II clinical trials establish a dose for future testing and marketing in an adequate number of patients with the target disease. The clinical trials may include hundreds of patients who have the target disease and who are receiving a range of background medications. In addition, Phase II clinical trials verify the mechanisms of action proposed pre-clinically.

     - Phase III clinical trials usually include two adequate and well controlled studies in the target population. For most chronic diseases, drug companies study a few thousand patients to assure a broadly applicable assessment of safety and efficacy.

       At the successful conclusion of Phase III, drug companies may submit a product license application, called a New Drug Application in the United States. Upon accepting the submission, the FDA or non-U.S. regulatory authorities review the file for completeness, accuracy and adherence to regulations. These authorities may use internal and external consultants and may convene an expert committee to advise on the safety, effectiveness and usefulness of the proposed new product candidate prior to final regulatory judgment. The final step to registration is approval of the package insert or label that defines what the drug company may promote to physicians who use the new drug.

     - Phase IV clinical trials support marketing of the drug for its approved indication. Phase IV clinical trials generate data to allow promotion of the new drug in comparison with other approved drugs and to support healthcare economics claims. In addition, every pharmaceutical company is responsible for post-marketing surveillance for safety in the marketplace.

     We must meet regulatory standards prior to exposing subjects to any candidate drug product. We remain responsible for any of these development activities whether we perform them internally or contract them to a third party. The FDA may audit us or our third party contractors at any time to ascertain compliance with standards. The FDA may halt all ongoing work if it determines that we or our contractors have deviated significantly from these standards. These standards include:

     - Good Manufacturing Practices, which govern process chemistry, formulation, labeling and handling of a drug throughout its life cycle;

     - Good Laboratory Practices, which govern the use of a drug in animal studies to support establishment of safety or the disposition and metabolism of the administered drug and handling of human or other biological samples for drug assays; and

     - Good Clinical Practices, which govern the exposure of human subjects under our protocols. Good Clinical Practices set standards for the constitution and activities of institutional review boards that are charged with assuring that the appropriate person gives informed consent prior to study participation and protect patients whether they receive an experimental drug, an approved drug, or an inactive look-alike called a placebo.

     Advertising is subject to FDA approval in the United States and national review elsewhere. In addition, state and local governments and other federal agencies may control marketing if the drug substance, formulation, package, intended use or disposal is subject to local regulation.

     The FDA has expanded its expedited review process in recognition that certain severe or life-threatening diseases and disorders have only limited treatment options. Fast track designation expedites the development process but places greater responsibility on the drug company during Phase IV clinical trials. The drug company may request fast track designation for one or more indications at any time during the Investigational New Drug application process, and the FDA must respond within 60 days. Fast track designation allows the drug company to develop product candidates and to request an accelerated or priority review of the New Drug Application based on clinical effectiveness in a smaller number of patients. If the FDA accepts the submission as a priority review, the time for New Drug Application review and approval is reduced from one year to six months. We plan to request fast track designation as appropriate for internal drug development programs.

EMPLOYEES

     We currently have 70 full-time employees, including 54 in research and development. The employee group includes 21 Ph.D.s, seven M.D.s and 15 employees with Masters degrees. We believe that our employee relations are good.

ADVISORY BOARDS

     We have established advisory boards to provide guidance and counsel on aspects of our business. These boards are convened once a year and individual members are contacted as required. Members of these boards provide input on product research and development strategy, education and publication plans. The names and members of these boards are as follows:

SCIENTIFIC ADVISORY BOARD:

R. Wayne Alexander, M.D., Ph.D., Chairman....  Professor and Chairman of the Department of
                                               Medicine, Emory University School of Medicine
Victor J. Dzau, M.D..........................  Chairman, Department of Medicine, Harvard
                                               Medical School
David Harrison, M.D..........................  Professor of Medicine, Division of
                                               Cardiology, Emory University School of
                                               Medicine
Dennis Liotta, Ph.D..........................  Professor of Chemistry and Vice President of
                                               Research, Emory University School of Medicine
Robert M. Nerem, Ph.D........................  Parker H. Petit Professor and Director,
                                               Bioengineering and Bioscience, Georgia
                                               Institute of Technology

Sampath Parthasarathy, Ph.D..................  Professor, Department of Gynecology and
                                               Obstetrics, Emory University School of
                                               Medicine
Robert D. Rosenberg, M.D., Ph.D..............  Professor of Biology, Massachusetts Institute
                                               of Technology and Professor of Medicine,
                                               Harvard Medical School

CLINICAL ADVISORY BOARD:
William Virgil Brown, M.D....................  Professor of Medicine, Director of Division
                                               of Atherosclerosis & Lipid Metabolism, Emory
                                               University School of Medicine
Harvey M. Golomb, M.D........................  Professor and Chairman, Department of
                                               Medicine, and Director, Section of
                                               Hematology/Oncology, The University of
                                               Chicago
Joseph L. Witzum, M.D........................  Professor of Medicine, University of
                                               California at San Diego

FORWARD-LOOKING STATEMENTS AND RISKS RELATED TO OUR COMPANY AND BUSINESS

     The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of AtheroGenics. AtheroGenics and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and our other filings with the Securities and Exchange Commission and in our reports to our shareholders. Generally, the words, "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including projections of our future results of operations or of our financial condition, anticipated product commercialization strategies, and anticipated trends in our business, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on our then current views and assumptions regarding future events and operating performance, and speak only as of their dates. AtheroGenics undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

  If AGI-1067 fails in clinical trials, we may not be able to generate future revenues or become profitable.

     AGI-1067 is our lead compound and the subject of an exclusive licensing agreement with Schering-Plough. This compound would fail in clinical trials if we show it is ineffective or causes unacceptable side effects in the patients we treated.

  We have a history of operating losses, and we may not generate revenue or achieve profitability in the future.

     Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to complete successfully the development of our product candidates, conduct pre-clinical tests in animals and clinical trials in human beings, obtain the necessary regulatory approvals, and manufacture and market the resulting drugs. We have experienced operating losses since we began operations in 1994. As of December 31, 2000, we had an accumulated deficit of approximately $43.6 million. We expect to incur additional operating losses over the next several years and expect cumulative losses to increase substantially as our research and development, pre-clinical, clinical, manufacturing and marketing efforts expand. Except for an initial licensing fee and research and development revenue that Schering-Plough paid to us, we have had no significant revenue to date.

  If we do not successfully develop our other product candidates, we will have limited ability to generate revenue.

     All of our other programs are in early stages of development, and we face the risks of failure inherent in developing drug products based on new technologies. We do not expect any of our potential product candidates to be commercially available until at least 2004. In addition, other than AGIX-4207, a product candidate for which we recently filed an Investigational New Drug application with the FDA, our drug discovery efforts may not produce any other proprietary product candidates.

  We will not be able to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy.

     We cannot assure you that any product candidate we develop, alone or with others, will prove safe and effective in clinical trials and will meet all of the applicable regulatory requirements needed to receive regulatory approval. We will need to conduct significant research, pre-clinical testing and clinical trials before we can file product approval applications with the FDA and similar regulatory authorities in other countries. Pre-clinical testing and clinical trials are long, expensive and uncertain processes. It may take us several years to complete our testing, and failure can occur at any stage.

     The FDA or we may suspend our clinical trials at any time if either of us believes that we are exposing the subjects participating in these trials to unacceptable health risks. The FDA or institutional review boards at the medical institutions and healthcare facilities where we sponsor clinical trials may suspend any trial indefinitely if they find deficiencies in the conduct of these trials. We must conduct clinical trials in accordance with the FDA's Good Clinical Practices. The FDA and these institutional review boards have authority to oversee our clinical trials and the FDA may require large numbers of test subjects. In addition, we must manufacture the product candidates which we use in our clinical trials under the FDA's Good Manufacturing Practices.

     Even if we achieve positive results in early clinical trials, these results do not necessarily predict final results. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after achieving positive results in earlier trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause the FDA or us to terminate a clinical trial or require that we repeat it.

     Even if the FDA approves a New Drug Application for any of our product candidates, the resulting product may not be accepted in the marketplace. Physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend any of our products. In addition, after approval and use in an increasing number of patients, our product could show side effect profiles that limit their usefulness or require their withdrawal although the drugs did not show the side effect profile in Phase I through Phase III clinical trials.

  We may experience delays in our clinical trials that could adversely affect our financial results and our commercial prospects.

     We do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule or at all. Product development costs to us and our collaborators will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. Significant delays may adversely affect our financial results and the commercial prospects for our products, and delay our ability to become profitable. We typically rely on third party clinical investigators at medical institutions and healthcare facilities to conduct our clinical trials and, as a result, we may face additional delaying factors outside our control.

  Because we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates, we cannot predict the timing of any future revenue from these product candidates.

     We cannot assure you that for any product candidate we or our collaborators develop, including AGI-1067 or AGIX-4207, the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval. Pharmaceutical companies cannot market a drug in the United States or most other countries until they have completed a rigorous and extensive regulatory approval process for the drug. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Regulatory approval processes outside the United States include all of the risks associated with the FDA approval process. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

     Our failure to comply with applicable FDA or other regulatory requirements including manufacturing, quality control, labeling, safety surveillance, promoting, and reporting may result in criminal prosecution, civil penalties, recall or seizure of our products, total or partial suspension of production or an injunction, as well as other regulatory action against our potential products or us. Discovery of previously unknown problems with a product, supplier, manufacturer or facility may result in restrictions on the sale of our products, including a withdrawal of such products from the market.

     We may seek fast track status for some of our product candidates. If we obtain this status for any of our product candidates, the time required for the FDA to review the Investigational New Drug application that we submit for that product candidate would be shorter than would otherwise be the case. We cannot assure you that the FDA will grant fast track status to any Investigational New Drug applications that we may submit or that, if granted, such status will result in faster New Drug Application approval or any approval at all.

  If Schering-Plough decides to terminate our exclusive license agreement, we would lose access to their substantial development, commercial and financial resources, which could materially adversely affect our ability to develop and commercialize AGI-1067 and our ability to generate revenue.

     Schering-Plough may terminate our exclusive license agreement for any reason upon 60 days notice. Under our agreement, Schering-Plough will pay all costs related to the worldwide development and commercialization of AGI-1067. Schering-Plough also will pay us significant milestone fees upon attaining development, regulatory and sales objectives. In addition, the agreement provides us with access to their substantial product development, manufacturing and commercialization expertise. If, however, Schering-Plough terminates the agreement, we may not receive a substantial portion of our potential aggregate licensing and milestone payments from Schering-Plough or have access to their resources and expertise.

  The receipt and timing of milestone payments from Schering-Plough is uncertain, which could materially adversely affect our revenue and profitability.

     We have to date received a $5.0 million nonrefundable license fee from Schering-Plough for entering into our license agreement with them. The receipt and timing of the balance of the development and sales milestone payments to us under this agreement is subject to factors relating to the clinical and regulatory development and commercialization of AGI-1067. These factors generally are the responsibility of Schering-Plough. As a result, many of these factors are beyond our control and we cannot assure their achievement.

  Our failure to protect adequately or enforce our intellectual property rights or secure rights to third party patents could materially adversely affect our proprietary position in the marketplace or prevent the commercialization of our products.

     Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and factual questions for which important legal principles are unresolved. In addition, we may not be able to obtain patent rights on products, treatment methods or manufacturing processes that we may develop or to which we may obtain license or other rights. Even if we do obtain patents, they may not adequately protect the technology we own or in-license. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or in-license, and rights we receive under those patents may not provide competitive advantages to us.

     Our commercial success will depend in part on our ability to manufacture, use, sell and offer to sell our product candidates and proposed product candidates without infringing patents or other proprietary rights of others. We may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our product candidates or proposed product candidates. For example, U.S. patent applications are confidential while pending in the Patent and Trademark Office, and patent offices in non-U.S. countries often publish patent applications for the first time six months or more after filing. Further, we may not be aware of published or granted conflicting patent rights. Any conflicts resulting from patent applications and patents of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If others obtain patents with conflicting claims, we may need to obtain licenses to these patents or to develop or obtain alternative technology. We may not be able to obtain any licenses or other rights to patents, technology or know-how necessary to conduct our business as described in this prospectus. Any failure to obtain such licenses could delay or prevent us from developing or commercializing our drug candidates or proposed product candidates, which would adversely affect our business.

     Litigation or patent interference proceedings may be necessary to enforce any of our patents or other proprietary rights, or to determine the scope and validity or enforceability of the proprietary rights of others. The defense and prosecution of patent and intellectual property claims are both costly and time consuming, even if the outcome is favorable to us. Any adverse outcome could subject us to significant liabilities, require us to license disputed rights from others, or require us to cease selling our future products.

     Our commercial success will also depend on our ability to manufacture, use, sell and offer to sell our product candidates and proposed product candidates without breaching our agreements with our patent licensees. We have obtained exclusive licenses to technologies from Emory University, covering aspects of our v-protectant technology, and The Regents of the University of California, covering aspects of our diagnostic technology. Our exclusive license with Emory University requires us to take steps to commercialize the licensed technology in a timely manner. If we fail to meet these obligations, Emory University can convert our exclusive license to a non-exclusive license, can grant others non-exclusive rights in the licensed technology or can require us to sublicense aspects of the licensed technology. Our license agreement with The Regents of the University of California also includes a requirement that we develop the licensed technology within certain time limits. If we fail to meet these time limits, they can terminate our license. Further, The Regents of the University of California are primarily responsible for patent prosecution of the technology we license from them, and we are required to reimburse them for the costs they incur in performing these activities. As a result, we do not have the ability to control these activities.

     We also rely upon trade secrets, proprietary know-how and technological advances which we seek to protect through agreements with our collaborators, employees and consultants. These persons and entities could breach our agreements, for which we may not have adequate remedies. In addition, others could become aware of our trade secrets or proprietary know-how through independent discovery or otherwise.

  If our competitors develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates, we may have limited commercial opportunities.

     Our competitors include large pharmaceutical companies and more established biotechnology companies. These competitors have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. It is possible that any of these competitors could develop technologies or products that would render our technologies or product candidates obsolete or non-competitive.

  Third parties' failure to synthesize and manufacture our product candidates could delay our clinical trials or hinder our commercialization prospects.

     We currently have no manufacturing facilities to synthesize or manufacture our product candidates, nor do we intend to develop these capabilities in the near future. Our reliance on third parties for these services exposes us to several risks that could delay our clinical trials or hinder our commercialization prospects. These risks include the following:

     - A finding that a third party did not comply with applicable governmental regulations. Manufacturers of pharmaceutical products are subject to continual review and periodic inspections by regulatory agencies. Failure of one of our third party manufacturers to comply with applicable regulatory requirements, whether or not related to our product candidates, could result in sanctions against our potential products, including recall or seizure, total or partial suspension of production or injunction.

     - A failure to synthesize and manufacture our product candidates in accordance with our product specifications. For example, a starting material used in the manufacturing process of AGI-1067 is probucol, which physicians previously prescribed as a cholesterol-lowering agent but which its manufacturer withdrew from the market for efficacy reasons. The occurrence of a rare side effect with chronic dosing of probucol requires that we maintain a very low maximal amount of probucol in the manufacture of AGI-1067.

     - A failure to deliver product candidates in sufficient quantities or in a timely manner. Any failure by our third party manufacturers to supply our requirements for clinical trial materials or supply these materials in a timely manner could jeopardize the scheduled initiation or completion of these clinical trials and could have a material adverse effect on our ability to generate revenue.

     In addition, our continued dependence on third parties for the synthesis and manufacture of our future products may subject us to costs outside of our control, which could adversely affect our future profitability and our ability to commercialize products on a timely and competitive basis.

  If we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize our future product candidates.

     We currently have no sales, marketing or distribution capabilities. Therefore, in order to commercialize our product candidates, we must either develop our own sales, marketing and distribution capabilities or collaborate with a third party to perform these functions. We have no experience in developing, training or managing a sales force and will incur substantial additional expenses in doing so. The cost of establishing and maintaining a sales force may exceed its cost effectiveness. In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies.

     To the extent we seek sales, marketing and distribution alliances for our future products, we face risks including the following:

     - we may not be able to find collaborators, enter into alliances on favorable terms or enter into alliances that will be commercially successful;

     - any collaborator might, at its discretion, limit the amount of resources and time it devotes to marketing our products; and

     - any collaborator may terminate its agreement with us and abandon our products at any time for any reason, regardless of the terms of the agreement.

  Our failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations could materially adversely affect our research and development efforts.

     We are a small company with 70 full-time employees. If we are unable to continue to attract, retain and motivate highly qualified management and scientific personnel and to develop and maintain important relationships with leading academic institutions and scientists, we may not be able to achieve our research and development objectives. Competition for personnel and academic collaborations is intense. Loss of the services of any of our key scientific personnel and, in particular, Dr. Russell M. Medford, our President and Chief Executive Officer, could adversely affect progress of our research and development programs. Dr. Medford is the only employee with whom we have an employment agreement.

  If we need additional financing and cannot obtain it, we may not be able to develop or market our products.

     We may encounter increased costs due to unanticipated changes in our product development or commercialization plans. If these costs exceed our available funds, we will need to seek additional financing. If additional funds are not available, we may need to delay clinical studies, curtail operations or obtain funds through collaborative arrangements that may require us to relinquish rights to certain of our products or potential markets.

  Our failure to obtain an adequate level of reimbursement or acceptable prices for our products could diminish our revenues.

     Our ability to commercialize our future products successfully, alone or with collaborators, will depend in part on the extent to which reimbursement for the products will be available from:

     - government and health administration authorities;

     - private health insurers; and

     - other third party payors.

     Government and other third party payors increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs. Third party private health insurance coverage may not be available to patients for any of our future products.

     The continuing efforts of government and other third party payors to contain or reduce the costs of healthcare through various means may limit our commercial opportunity. For example, in some countries other than the United States, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect proposals to implement similar government control to continue. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our profitability.

  If plaintiffs bring product liability lawsuits against us, we may incur substantial financial loss or may be unable to obtain future product liability insurance at reasonable prices, if at all, either of which could diminish our ability to commercialize our future products.

     The testing and marketing of medicinal products entail an inherent risk of product liability. Clinical trial subjects, consumers, healthcare providers, or pharmaceutical companies or others selling our future products could bring product liability claims against us. We cannot assure you that we will be able to acquire or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us.

  Our quarterly operating results may fluctuate causing volatility in our stock price.

     Our product candidates are now in research and various stages of development or clinical trials. Accordingly, we do not receive any revenues from sales of these product candidates. Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to be subject to quarterly fluctuations. Our results of operations at any given time will be based primarily on the following factors:

     - the status of development of our various product candidates;

     - whether we enter into collaboration agreements and the timing and accounting treatment of payments, if any, to us under those agreements;

     - whether and when we achieve specified development or commercialization milestones; and

     - the addition or termination of research programs or funding support.

     We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. These fluctuations may cause the price of our stock to fluctuate, perhaps substantially.

ITEM 2.  PROPERTIES

     Our scientific and administration facility encompasses approximately 27,000 square feet in Alpharetta, Georgia. We lease our facility pursuant to a long-term lease agreement that expires in 2009 and our aggregate commitment under this long-term, non-cancelable lease is approximately $9 million. This lease may be extended at our option to 2019.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK INFORMATION

     Our common stock has been traded on the Nasdaq National Market under the symbol "AGIX" since August 9, 2000. Prior to that time, there was no public market for the common stock. The following table sets forth the range of high and low closing sale prices for the common stock as reported on the Nasdaq National Market during the third and fourth quarters of fiscal 2000.

                                                               COMMON STOCK
                                                              --------------
                                                               HIGH     LOW
                                                              ------   -----
QUARTERLY PERIOD ENDED
Quarter ended September 30, 2000 (commencing August 9,
  2000).....................................................  $11.50   $7.88
Quarter ended December 31, 2000.............................    9.00    4.38

     As of March 1, 2001, there were approximately 2,700 holders of our common stock. This number includes beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

     We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

USE OF PROCEEDS FROM THE SALE OF REGISTERED SECURITIES

     The Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-31140) effective on August 8, 2000. The net proceeds from the sale of the 6,900,000 shares of common stock registered pursuant to the Registration Statement (including the exercise of the underwriters' over-allotment option) was $49.4 million after deducting underwriting discounts of $3.9 million and offering expenses of $1.9 million. We intend to use the net proceeds for research and development activities, including clinical trials, process development and manufacturing support and for general corporate purposes, including working capital. A portion of the proceeds may be used to acquire or invest in complementary businesses, products or technologies. As of December 31, 2000, we have not used any of the net proceeds from the offering, and pending such uses, have invested the proceeds in highly liquid, interest bearing, investment grade securities (see Note 7 "Investments" of the Notes to Financial Statements included in this Form 10-K).

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with our financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future.

     Pro forma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding preferred stock into common stock, as if the shares had converted immediately upon their issuance.

                                                                YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------
                                             2000           1999           1998          1997          1996
                                         ------------   ------------   ------------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
Revenues:
  License fees.........................  $  3,333,333   $    555,556   $         --   $        --   $        --
  Research and development.............     4,826,370        791,653             --            --            --
                                         ------------   ------------   ------------   -----------   -----------
         Total revenues................     8,159,703      1,347,209             --            --            --
Operating expenses:
  Research and development exclusive of
    $1,856,932 and $23,649 for the
    years ended December 31, 2000 and
    1999, respectively, reported below
    as amortization of deferred stock
    compensation.......................    12,815,788      9,041,345      8,954,904     4,656,478     1,776,891
  General and administrative exclusive
    of $6,115,796 and $61,831 for the
    years ended December 31, 2000 and
    1999, respectively, reported below
    as amortization of deferred stock
    compensation.......................     3,035,559      2,593,017      1,573,807       988,230       548,766
  Amortization of deferred stock
    compensation.......................     7,972,728         85,480             --            --            --
         Total operating expenses......    23,824,075     11,719,842     10,528,711     5,644,708     2,325,657
                                         ------------   ------------   ------------   -----------   -----------
Operating loss.........................   (15,664,372)   (10,372,633)   (10,528,711)   (5,644,708)   (2,325,657)
Net interest income (expense)..........     1,714,850        (60,617)      (205,130)      485,392       277,563
                                         ------------   ------------   ------------   -----------   -----------
Net loss...............................  $(13,949,522)  $(10,433,250)  $(10,733,841)  $(5,159,316)  $(2,048,094)
                                         ============   ============   ============   ===========   ===========
Basic and diluted net loss per share...  $      (1.30)  $      (4.27)  $      (4.45)  $     (2.25)  $     (1.10)
                                         ============   ============   ============   ===========   ===========
Shares used in computing basic and
  diluted net loss per share...........    10,747,773      2,443,237      2,409,948     2,292,966     1,869,246
                                         ============   ============   ============   ===========   ===========
Pro forma basic and diluted net loss
  per share............................  $      (0.72)  $      (0.82)
                                         ============   ============
Shares used in computing pro forma
  basic and diluted net loss per
  share................................    19,343,445     12,712,029
                                         ============   ============

     The following table contains a summary of our balance sheet for the five years ending December 31, 2000.

                                                           DECEMBER 31,
                              -----------------------------------------------------------------------
                                  2000           1999           1998          1997           1996
                              ------------   ------------   ------------   -----------   ------------
BALANCE SHEET DATA:
Cash and cash equivalents...  $ 26,463,070   $ 13,409,450   $  3,686,423   $ 6,925,364   $ 11,404,142
Short-term investments......    27,518,169             --             --            --             --
Working capital
  (deficiency)..............    52,422,951      9,651,239     (4,259,366)    6,108,938     11,330,250
Total assets................    57,598,951     15,717,214      5,341,816     7,612,796     11,965,284
Long-term obligations, less
  current portion...........        84,907         61,854        163,262       281,636        270,950
Redeemable convertible
  preferred stock and
  warrants..................            --     39,193,366     14,950,624    14,654,626     14,654,604
Deferred compensation.......    (5,930,880)    (1,809,680)            --            --             --
Accumulated deficit.........   (43,638,404)   (29,688,882)   (19,255,632)   (8,521,791)    (3,362,475)
          Total
            shareholders'
            equity
            (deficit).......    54,271,686    (29,288,600)   (18,973,881)   (8,240,444)    (3,177,653)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and related notes included in this annual report on Form 10-K.

OVERVIEW

     Since our operations began in 1994, we have been focused on the discovery and development of novel therapeutics for the treatment of chronic inflammatory diseases. Based on our proprietary vascular protectant technology platform, we have advanced two drug candidates into development, and are progressing on a number of other pre-clinical programs. Our lead product candidate, AGI-1067, is currently in Phase II clinical trials for the treatment and prevention of post-angioplasty restenosis. We recently filed an Investigational New Drug application with the FDA for our second product candidate, AGIX-4207, for the treatment of rheumatoid arthritis. The filing is the first step in initiating Phase I clinical trials to assess the safety and tolerability of AGIX-4207.

     To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales and, excluding the effect of certain license fees of a non-recurring nature received in connection with entering into an exclusive license agreement, expect to incur significant losses in most years prior to deriving any such product revenue. We have incurred significant losses since we began operations in 1994 and, as of December 31, 2000, had an accumulated deficit of $43.6 million. There can be no assurance if or when we will become profitable. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs. We expect that losses will fluctuate from quarter-to-quarter and that such fluctuations may be substantial. Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products.

     In October 1999 we entered into an exclusive licensing agreement with Schering-Plough covering our lead compound, AGI-1067. Under terms of the agreement, Schering-Plough obtained exclusive worldwide rights to AGI-1067 and related compounds. Schering-Plough is responsible for all costs of development and commercialization. Schering-Plough paid us an initial licensing fee and will pay milestone fees upon achievement of development, regulatory and commercial milestones.

     On August 9, 2000, we completed an Initial Public Offering of 6,000,000 shares of common stock at a price of $8.00 per share. All of the 6,000,000 shares were issued and sold. We granted the underwriters a

30-day option to purchase up to an additional 900,000 shares of common stock to cover over-allotments. The over-allotment option was exercised on September 13, 2000.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

  Revenues

     Total revenues were $8.2 million for the twelve months ended December 31, 2000, compared to $1.3 million in 1999. Revenues of $3.3 million and $555,556 in 2000 and 1999, respectively, were attributable to licensing fees from the exclusive license agreement signed in October 1999 with Schering-Plough. This amount represents the earned portion of the $5.0 million initial licensing fee that is being amortized over 18 months. Research and development revenues from our development activities on AGI-1067 were $4.8 million and $791,653 in 2000 and 1999, respectively.

  Expenses

     Research and Development. Research and development expenses, excluding amortization of deferred stock compensation, were $12.8 million for the twelve months ended December 31, 2000, compared to $9.0 million for the twelve months ended December 31, 1999. The increase of $3.8 million, or 42%, reflects the continued expansion of our internal research and development capabilities, pre-clinical costs related to AGIX-4207, a novel compound being developed for the treatment of rheumatoid arthritis, and other product development programs.

     General and Administrative. General and administrative expenses, excluding amortization of deferred stock compensation, were $3.0 million for the twelve months ended December 31, 2000, compared to $2.6 million for the twelve months ended December 31, 1999. The increase of $442,542, or 17%, was primarily due to increases in facility costs, personnel costs in administration departments and professional fees.

     Amortization of Deferred Stock Compensation. For the twelve months ended December 31, 2000, we recorded non-cash deferred stock compensation of approximately $12.1 million for options granted with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. This deferred stock compensation is being amortized using the graded vesting method. Amortization of deferred stock compensation was $8.0 million for the twelve months ended December 31, 2000, of which $1.9 million was attributable to research and development expenses and $6.1 million was attributable to general and administrative expenses. There was $85,480 of amortization of deferred stock compensation for the twelve months ended December 31, 1999.

  Net Interest Income (Expense)

     Net interest income was $1.7 million for the twelve months ended December 31, 2000 as compared to net interest expense of $60,617 for the twelve months ended December 31, 1999. The increase in net interest income was due to an increased level of invested funds from the Initial Public Offering proceeds, as well as the elimination of interest expense related to a bridge loan, which was converted to preferred stock in April 1999.

  Income Taxes

     As of December 31, 2000, we had net operating loss carryforwards and research and development credit carryforwards of $35.6 million and $1.2 million, respectively, available to offset future regular and alternative taxable income. The net operating loss carryforwards and the research and the development credit carryforwards will expire between 2010 and 2021. The maximum annual use of the net operating loss carryforwards is limited in situations where changes occur in our stock ownership. Because of our lack of earnings history, the resulting deferred tax assets have been fully offset by a valuation allowance. The utilization of the loss and credit carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards and research and development credit carryforwards. We have not yet completed full analysis of IRC Section 382 limitations on the cumulative net operating loss carryforward. However, the annual limitations are not expected to prevent utilization of the net operating loss carryforward due to significant increases in value indicated by the successive issuances of preferred stock. If a change in ownership has occurred, there will be an annual limitation; however, this limitation is not expected to result in a loss of the deferred tax benefit.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

  Revenues

     Total revenues were $1.3 million in 1999, compared to none in 1998. Revenues of $555,556 in 1999 were attributable to licensing fees from the exclusive license agreement signed in October 1999 with Schering-Plough. This amount represents the earned portion of the $5.0 million initial license fee that is being amortized over 18 months. Research and development revenues related to the exclusive license agreement signed with Schering-Plough were $791,653 in 1999.

  Expenses

     Research and Development. Research and development expenses were $9.0 million for the years ended December 31, 1999 and 1998. Research and development expenses in 1999 were higher than 1998 by $86,441, or 1%, reflecting slightly higher costs associated with the AGI-1067 clinical trials. These increased costs principally involved payments to third party contractors.

     General and Administrative. General and administrative expenses for the years ended December 31, 1999 and 1998 were $2.6 million and $1.6 million, respectively. The $1.0 million, or 63%, increase in 1999 compared to 1998 was due primarily to an increase in administrative personnel to support our expanded research and development and licensing programs, and to the costs of relocating to a larger scientific and administration facility.

     Amortization of Deferred Stock Compensation. In 1999 we recorded non-cash deferred stock compensation of approximately $1.9 million for options granted with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. Amortization of deferred stock compensation was $85,480 in 1999. Of such amount, $23,649 was attributable to research and development expenses and $61,831 was attributable to general and administrative expenses. There was no amortization of deferred stock compensation in 1998.

  Net Interest (Expense) Income

     Net interest expense was $60,617 and $205,130 for the years ended December 31, 1999 and 1998, respectively. The $144,513, or 70%, decrease in expense in 1999 as compared to 1998 was attributable to an increase in the amount of cash available for investing from the sale of Series C convertible preferred stock and conversion of a bridge loan to preferred stock in April 1999.

  Income Taxes

     As of December 31, 1999, we had net operating loss carryforwards and research and development credit carryforwards of $24.9 million and $1.1 million, respectively, available to offset future regular and alternative taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private placements of preferred stock, and most recently, we have completed an Initial Public Offering, including the exercise of the underwriters' over-allotment option, that raised net proceeds of $49.4 million through December 31, 2000. We had cash and cash equivalents and short-term investments of $54.0 million at December 31, 2000, compared with $13.4 million at December 31, 1999. Working capital at December 31, 2000 was $52.4 million, compared to $9.7 million at December 31, 1999. Long-term debt was $84,907 at December 31, 2000 compared to $61,854 for the year ended December 31, 1999. Long-term debt consists primarily of capital equipment lease obligations.

     Net cash used in operating activities was $8.8 million and $6.7 million for the twelve months ended December 31, 2000 and 1999, respectively. Uses of cash in operating activities were primarily to fund net losses, excluding non-cash charges.

     Net cash used in investing activities was $28.2 million for the twelve months ended December 31, 2000 compared to $1.1 million for the twelve months ended December 31, 1999. Net cash used in investing activities consisted primarily of the purchase of short-term investments, equipment purchases and leasehold improvements. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible given these two constraints. We satisfy our cash requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high quality credit issuers.

     Net cash provided by financing activities was $50.1 million for the twelve months ended December 31, 2000, and $17.5 million for the twelve months ended December 31, 1999. Net cash provided by financing activities in 2000 consisted primarily of the proceeds from the Initial Public Offering as well as proceeds from the exercise of preferred stock warrants and common stock options. Net cash provided by financing activities in the preceding twelve-month period consisted primarily of proceeds from the sale of preferred stock.

     Based upon the current status of our product development and commercialization plans, we believe that the net proceeds of the Initial Public Offering, together with our existing cash and cash equivalents, will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

     - the status of product development;

     - the time and cost involved in conducting clinical trials and obtaining regulatory approvals;

     - filing, prosecuting and enforcing patent claims;

     - competing technological and market developments; and

     - our ability to market and distribute our future products and establish new licensing agreements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Investments and Hedging Activities ("SFAS 133"). SFAS 133 established a new model for accounting for derivatives and hedging activities and supercedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect the adoption of SFAS 133 to have an impact on our financial statements.

     In December 1999, the SEC staff issued Staff Accounting Bulletin SAB 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 explains how the SEC staff applies by analogy the existing rules on revenue recognition to other transactions not covered by such rules. In March 2000, the SEC issued SAB 101A that delayed the original effective date of SAB 101 until the second quarter of 2000 for calendar year companies. In June 2000, the SEC issued SAB 101B that further delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 has not had a material impact on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, and government and non-government debt securities. The average duration of all of our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               ATHEROGENICS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   28
Balance Sheets..............................................   29
Statements of Operations....................................   30
Statements of Redeemable Convertible Preferred Stock and
  Shareholders' Equity (Deficit)............................   31
Statements of Cash Flows....................................   32
Notes to Financial Statements...............................   33

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
AtheroGenics, Inc.

     We have audited the accompanying balance sheets of AtheroGenics, Inc. as of December 31, 2000 and 1999, and the related statements of operations, redeemable convertible preferred stock and shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AtheroGenics, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Atlanta, Georgia
February 13, 2001

                               ATHEROGENICS, INC.

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 26,463,070   $ 13,409,450
  Short-term investments....................................    27,518,169             --
  Accounts receivable.......................................     1,138,244        791,653
  Prepaid expenses, note receivable and other current
    assets..................................................       545,826         89,619
                                                              ------------   ------------
         Total current assets...............................    55,665,309     14,290,722
Equipment and leasehold improvements:
  Laboratory equipment......................................     1,352,692        904,599
  Leasehold improvements....................................       966,869      1,137,868
  Computer and office equipment.............................       476,276        168,899
  Construction in progress..................................       131,185        124,730
                                                              ------------   ------------
                                                                 2,927,022      2,336,096
  Less accumulated depreciation and amortization............     1,152,028      1,101,463
                                                              ------------   ------------
                                                                 1,774,994      1,234,633
Long-term note receivable...................................       158,648        191,859
                                                              ------------   ------------
         Total assets.......................................  $ 57,598,951   $ 15,717,214
                                                              ============   ============

                   LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                           AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $    504,991   $    679,142
  Accrued liabilities.......................................       517,312        246,286
  Accrued compensation......................................       640,975         39,314
  Accrued development costs.................................       342,210        240,000
  Current portion of capitalized lease obligation...........       125,759        101,408
  Current portion of deferred revenues......................     1,111,111      3,333,333
                                                              ------------   ------------
         Total current liabilities..........................     3,242,358      4,639,483
Long-term portion of capitalized lease obligation...........        84,907         61,854
Long-term portion of deferred revenues......................            --      1,111,111
Redeemable convertible preferred stock:
  Series A, $1 par and liquidation value:
    Authorized -- 1,000,000 shares; issued and
     outstanding -- 1,000,000 shares at December 31, 1999...            --      1,000,000
  Series B, $3 par and liquidation value:
    Authorized -- 4,804,382 shares; issued and
     outstanding -- 4,586,815 shares at December 31, 1999...            --     13,704,499
  Series C, $3 par and liquidation value:
    Authorized -- 8,500,000 shares; issued and
     outstanding -- 8,057,022 shares at December 31, 1999...            --     24,006,992
Preferred stock, no par value: Authorized -- 5,000,000
  shares at December 31, 2000...............................            --             --
Preferred stock warrants....................................            --        481,875
Shareholders' equity (deficit):
  Common stock, no par value:
    Authorized -- 100,000,000 and 21,100,000 shares at
     December 31, 2000 and 1999, respectively; issued and
     outstanding -- 23,909,295 and 2,536,543 shares at
     December 31, 2000 and 1999, respectively...............   103,608,655      2,209,962
    Warrants................................................       225,713             --
    Deferred stock compensation.............................    (5,930,880)    (1,809,680)
  Accumulated deficit.......................................   (43,638,404)   (29,688,882)
  Accumulated other comprehensive income....................         6,602             --
                                                              ------------   ------------
         Total shareholders' equity (deficit)...............    54,271,686    (29,288,600)
                                                              ------------   ------------
         Total liabilities, redeemable convertible preferred
           stock and shareholders' equity (deficit).........  $ 57,598,951   $ 15,717,214
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                               ATHEROGENICS, INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           2000           1999           1998
                                                       ------------   ------------   ------------
Revenues:
  License fees.......................................  $  3,333,333   $    555,556   $         --
  Research and development...........................     4,826,370        791,653             --
                                                       ------------   ------------   ------------
          Total revenues.............................     8,159,703      1,347,209             --
Operating expenses:
  Research and development, exclusive of $1,856,932
     and $23,649 for the years ended December 31,
     2000 and 1999, respectively, reported below as
     amortization of deferred stock compensation.....    12,815,788      9,041,345      8,954,904
  General and administrative, exclusive of $6,115,796
     and $61,831 for the years ended December 31,
     2000 and 1999, respectively, reported below as
     amortization of deferred stock compensation.....     3,035,559      2,593,017      1,573,807
  Amortization of deferred stock compensation........     7,972,728         85,480             --
                                                       ------------   ------------   ------------
          Total operating expenses...................    23,824,075     11,719,842     10,528,711
                                                       ------------   ------------   ------------
Operating loss.......................................   (15,664,372)   (10,372,633)   (10,528,711)
Net interest income (expense)........................     1,714,850        (60,617)      (205,130)
                                                       ------------   ------------   ------------
Net loss.............................................  $(13,949,522)  $(10,433,250)  $(10,733,841)
                                                       ============   ============   ============
Net loss per share -- basic and diluted..............  $      (1.30)  $      (4.27)  $      (4.45)
                                                       ============   ============   ============
Weighted average shares outstanding -- basic and
  diluted............................................    10,747,773      2,443,237      2,409,948
                                                       ============   ============   ============
Pro forma net loss per share -- basic and diluted....  $      (0.72)  $      (0.82)
                                                       ============   ============
Pro forma weighted average shares outstanding --
  basic and diluted..................................    19,343,445     12,712,029
                                                       ============   ============

   The accompanying notes are an integral part of these financial statements.

                               ATHEROGENICS, INC.

 STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
                                   (DEFICIT)

                                                REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                         ----------------------------------------------------
                                                 SERIES A                   SERIES B
                                         ------------------------   -------------------------
                                           SHARES       AMOUNT        SHARES        AMOUNT
                                         ----------   -----------   ----------   ------------
BALANCE AT DECEMBER 31, 1997...........   1,000,000   $ 1,000,000    4,570,149   $ 13,654,501
Issuance of stock for exercise of stock
 options at $.30 per share.............          --            --           --             --
Issuance of 50,000 Series B-1
 convertible preferred stock warrants
 in relation to building agreement.....          --            --           --             --
Issuance of 200,001 Series B
 convertible preferred stock warrants
 in relation to bridge loan
 agreement.............................          --            --           --             --
Issuance of stock for legal services at
 $3 per share..........................          --            --       16,666         49,998
Net loss...............................          --            --           --             --
                                         ----------   -----------   ----------   ------------
BALANCE AT DECEMBER 31, 1998...........   1,000,000     1,000,000    4,586,815     13,704,499
Issuance of stock for exercise of stock
 options at $.10 to $.30 per share.....          --            --           --             --
Issuance of stock at $3 per share, net
 of issuance cost of $164,074..........          --            --           --             --
Issuance of 205,002 Series C
 convertible preferred stock warrants
 in relation to extension of bridge
 loan agreement........................          --            --           --             --
Issuance of stock for the conversion of
 the bridge loan and accrued interest
 at $3 per share.......................          --            --           --             --
Issuance of stock for legal services at
 $3 per share..........................          --            --           --             --
Deferred stock compensation related to
 stock option grants...................          --            --           --             --
Amortization of deferred stock
 compensation..........................          --            --           --             --
Net loss...............................          --            --           --             --
                                         ----------   -----------   ----------   ------------
BALANCE AT DECEMBER 31, 1999...........   1,000,000     1,000,000    4,586,815     13,704,499
Issuance of stock for exercise of stock
 options at $.30 to $.38 per share.....          --            --           --             --
Issuance of stock for services.........          --            --           --             --
Issuance of stock upon exercise of
 stock warrants........................          --            --      109,159        459,558
Issuance of common stock, net of
 issuance cost of $5,770,749...........          --            --           --             --
Deferred stock compensation related to
 stock option grants...................          --            --           --             --
Amortization of deferred stock
 compensation..........................          --            --           --             --
Preferred stock conversion.............  (1,000,000)   (1,000,000)  (4,695,974)   (14,164,057)
Preferred stock warrant conversion.....          --            --           --             --
Net loss...............................          --            --           --             --
Unrealized gain on available-for-sale
 securities............................          --            --           --             --
                                         ----------   -----------   ----------   ------------
Comprehensive loss.....................          --            --           --             --
BALANCE AT DECEMBER 31, 2000...........          --   $        --           --   $         --
                                         ==========   ===========   ==========   ============


                                         REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                         -------------------------------------
                                                 SERIES C            PREFERRED
                                         -------------------------     STOCK
                                           SHARES        AMOUNT      WARRANTS
                                         ----------   ------------   ---------
BALANCE AT DECEMBER 31, 1997...........          --   $         --   $     125
Issuance of stock for exercise of stock
 options at $.30 per share.............          --             --          --
Issuance of 50,000 Series B-1
 convertible preferred stock warrants
 in relation to building agreement.....          --             --       4,000
Issuance of 200,001 Series B
 convertible preferred stock warrants
 in relation to bridge loan
 agreement.............................          --             --     242,000
Issuance of stock for legal services at
 $3 per share..........................          --             --          --
Net loss...............................          --             --          --
                                         ----------   ------------   ---------
BALANCE AT DECEMBER 31, 1998...........          --             --     246,125
Issuance of stock for exercise of stock
 options at $.10 to $.30 per share.....          --             --          --
Issuance of stock at $3 per share, net
 of issuance cost of $164,074..........   5,899,999     17,535,923          --
Issuance of 205,002 Series C
 convertible preferred stock warrants
 in relation to extension of bridge
 loan agreement........................          --             --     235,750
Issuance of stock for the conversion of
 the bridge loan and accrued interest
 at $3 per share.......................   2,140,357      6,421,071          --
Issuance of stock for legal services at
 $3 per share..........................      16,666         49,998          --
Deferred stock compensation related to
 stock option grants...................          --             --          --
Amortization of deferred stock
 compensation..........................          --             --          --
Net loss...............................          --             --          --
                                         ----------   ------------   ---------
BALANCE AT DECEMBER 31, 1999...........   8,057,022     24,006,992     481,875
Issuance of stock for exercise of stock
 options at $.30 to $.38 per share.....          --             --          --
Issuance of stock for services.........          --             --          --
Issuance of stock upon exercise of
 stock warrants........................     106,106        433,239    (256,162)
Issuance of common stock, net of
 issuance cost of $5,770,749...........          --             --          --
Deferred stock compensation related to
 stock option grants...................          --             --          --
Amortization of deferred stock
 compensation..........................          --             --          --
Preferred stock conversion.............  (8,163,128)   (24,440,231)         --
Preferred stock warrant conversion.....          --             --    (225,713)
Net loss...............................          --             --          --
Unrealized gain on available-for-sale
 securities............................          --             --          --
                                         ----------   ------------   ---------
Comprehensive loss.....................          --             --          --
BALANCE AT DECEMBER 31, 2000...........          --   $         --   $      --
                                         ==========   ============   =========

                                            SHAREHOLDERS' EQUITY (DEFICIT)
                                         ------------------------------------

                                               COMMON STOCK
                                         -------------------------
                                           SHARES        AMOUNT      WARRANTS
                                         ----------   ------------   --------
BALANCE AT DECEMBER 31, 1997...........   2,409,030   $    281,347   $    --
Issuance of stock for exercise of stock
 options at $.30 per share.............       1,345            404        --
Issuance of 50,000 Series B-1
 convertible preferred stock warrants
 in relation to building agreement.....          --             --        --
Issuance of 200,001 Series B
 convertible preferred stock warrants
 in relation to bridge loan
 agreement.............................          --             --        --
Issuance of stock for legal services at
 $3 per share..........................          --             --        --
Net loss...............................          --             --        --
                                         ----------   ------------   --------
BALANCE AT DECEMBER 31, 1998...........   2,410,375        281,751        --
Issuance of stock for exercise of stock
 options at $.10 to $.30 per share.....     126,168         33,051        --
Issuance of stock at $3 per share, net
 of issuance cost of $164,074..........          --             --        --
Issuance of 205,002 Series C
 convertible preferred stock warrants
 in relation to extension of bridge
 loan agreement........................          --             --        --
Issuance of stock for the conversion of
 the bridge loan and accrued interest
 at $3 per share.......................          --             --        --
Issuance of stock for legal services at
 $3 per share..........................          --             --        --
Deferred stock compensation related to
 stock option grants...................          --      1,895,160        --
Amortization of deferred stock
 compensation..........................          --             --        --
Net loss...............................          --             --        --
                                         ----------   ------------   --------
BALANCE AT DECEMBER 31, 1999...........   2,536,543      2,209,962        --
Issuance of stock for exercise of stock
 options at $.30 to $.38 per share.....     602,650        185,788        --
Issuance of stock for services.........      11,000         85,438        --
Issuance of stock upon exercise of
 stock warrants........................          --             --        --
Issuance of common stock, net of
 issuance cost of $5,770,749...........   6,900,000     49,429,251        --
Deferred stock compensation related to
 stock option grants...................          --     12,093,928        --
Amortization of deferred stock
 compensation..........................          --             --        --
Preferred stock conversion.............  13,859,102     39,604,288        --
Preferred stock warrant conversion.....          --             --   225,713
Net loss...............................          --             --        --
Unrealized gain on available-for-sale
 securities............................          --             --        --
                                         ----------   ------------   --------
Comprehensive loss.....................          --             --        --
BALANCE AT DECEMBER 31, 2000...........  23,909,295   $103,608,655   $225,713
                                         ==========   ============   ========

                                                         SHAREHOLDERS' EQUITY (DEFICIT)
                                         --------------------------------------------------------------
                                                                        ACCUMULATED
                                           DEFERRED                        OTHER            TOTAL
                                            STOCK       ACCUMULATED    COMPREHENSIVE    SHAREHOLDERS'
                                         COMPENSATION     DEFICIT         INCOME       EQUITY (DEFICIT)
                                         ------------   ------------   -------------   ----------------
BALANCE AT DECEMBER 31, 1997...........  $        --    $(8,521,791)      $   --         $ (8,240,444)
Issuance of stock for exercise of stock
 options at $.30 per share.............           --             --           --                  404
Issuance of 50,000 Series B-1
 convertible preferred stock warrants
 in relation to building agreement.....           --             --           --                   --
Issuance of 200,001 Series B
 convertible preferred stock warrants
 in relation to bridge loan
 agreement.............................           --             --           --                   --
Issuance of stock for legal services at
 $3 per share..........................           --             --           --                   --
Net loss...............................           --    (10,733,841)          --          (10,733,841)
                                         ------------   ------------      ------         ------------
BALANCE AT DECEMBER 31, 1998...........           --    (19,255,632)          --          (18,973,881)
Issuance of stock for exercise of stock
 options at $.10 to $.30 per share.....           --             --           --               33,051
Issuance of stock at $3 per share, net
 of issuance cost of $164,074..........           --             --           --                   --
Issuance of 205,002 Series C
 convertible preferred stock warrants
 in relation to extension of bridge
 loan agreement........................           --             --           --                   --
Issuance of stock for the conversion of
 the bridge loan and accrued interest
 at $3 per share.......................           --             --           --                   --
Issuance of stock for legal services at
 $3 per share..........................           --             --           --                   --
Deferred stock compensation related to
 stock option grants...................   (1,895,160)            --           --                   --
Amortization of deferred stock
 compensation..........................       85,480             --           --               85,480
Net loss...............................           --    (10,433,250)          --          (10,433,250)
                                         ------------   ------------      ------         ------------
BALANCE AT DECEMBER 31, 1999...........   (1,809,680)   (29,688,882)          --          (29,288,600)
Issuance of stock for exercise of stock
 options at $.30 to $.38 per share.....           --             --           --              185,788
Issuance of stock for services.........           --             --           --               85,438
Issuance of stock upon exercise of
 stock warrants........................           --             --           --                   --
Issuance of common stock, net of
 issuance cost of $5,770,749...........           --             --           --           49,429,251
Deferred stock compensation related to
 stock option grants...................  (12,093,928)            --           --                   --
Amortization of deferred stock
 compensation..........................    7,972,728             --           --            7,972,728
Preferred stock conversion.............           --             --           --           39,604,288
Preferred stock warrant conversion.....           --             --           --              225,713
Net loss...............................           --    (13,949,522)          --          (13,949,522)
Unrealized gain on available-for-sale
 securities............................           --             --        6,602                6,602
                                         ------------   ------------      ------         ------------
Comprehensive loss.....................           --             --           --          (13,942,920)
                                                                                         ------------
BALANCE AT DECEMBER 31, 2000...........  $(5,930,880)   $(43,638,404)     $6,602         $ 54,271,686
                                         ============   ============      ======         ============

   The accompanying notes are an integral part of these financial statements.

                               ATHEROGENICS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           2000           1999           1998
                                                       ------------   ------------   ------------
OPERATING ACTIVITIES:
Net loss.............................................  $(13,949,522)  $(10,433,250)  $(10,733,841)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization......................       420,192        279,823        250,095
  Amortization of deferred stock compensation........     7,972,728         85,480             --
  Amortization of debt discount......................            --        235,750        242,000
  Stock issued for services..........................        85,438         49,998         49,998
  Stock issued for interest..........................            --        271,071             --
  Changes in operating assets and liabilities:
     Accounts receivable.............................      (346,591)      (791,653)            --
     Prepaid expenses, note receivable and other
       current assets................................      (422,996)       977,544     (1,158,470)
     Accounts payable................................      (174,151)      (770,411)       693,404
     Accrued liabilities.............................       974,897     (1,028,422)     1,554,022
     Deferred revenues...............................    (3,333,333)     4,444,444             --
                                                       ------------   ------------   ------------
       Net cash used in operating activities.........    (8,773,338)    (6,679,626)    (9,102,792)
INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements....      (738,053)    (1,115,085)       (62,586)
Purchase of short-term investments...................   (27,511,567)            --             --
                                                       ------------   ------------   ------------
          Net cash used in investing activities......   (28,249,620)    (1,115,085)       (62,586)
FINANCING ACTIVITIES:
Proceeds of capital lease............................            --             --         99,984
Payments on capital lease............................      (175,096)      (198,236)      (180,951)
Proceeds from the issuance of preferred stock, Series
  C..................................................            --     17,535,923             --
Proceeds from the issuance and exercise of preferred
  stock warrants.....................................       636,635             --        246,000
Proceeds from issuance of common stock...............    49,429,251             --             --
Proceeds from the exercise of common stock options...       185,788         33,051            404
Proceeds from bridge loan financing, net of
  warrants...........................................            --        150,000      5,758,000
                                                       ------------   ------------   ------------
          Net cash provided by financing
            activities...............................    50,076,578     17,520,738      5,923,437
                                                       ------------   ------------   ------------
Increase (decrease) in cash and cash equivalents.....    13,053,620      9,726,027     (3,241,941)
Cash and cash equivalents at beginning of period.....    13,409,450      3,683,423      6,925,364
                                                       ------------   ------------   ------------
Cash and cash equivalents at end of period...........  $ 26,463,070   $ 13,409,450   $  3,683,423
                                                       ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid........................................  $     30,524   $     28,317   $     32,622
Equipment purchases under capitalized lease
  obligation.........................................       222,500             --             --
Conversion of bridge loan and accrued interest to
  preferred stock....................................            --      6,421,071             --
Warrants issued for extension of bridge loan.........            --        235,750             --

   The accompanying notes are an integral part of these financial statements.

                               ATHEROGENICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     AtheroGenics, Inc. ("AtheroGenics") was incorporated on November 23, 1993 (date of inception) in the State of Georgia to focus on the discovery, development and commercialization of novel therapeutics for the treatment of chronic inflammatory diseases, such as heart disease (atherosclerosis), rheumatoid arthritis and asthma.

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     AtheroGenics considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. AtheroGenics' cash equivalents consist primarily of money market accounts, commercial paper, government agency notes and corporate notes on deposit with several financial institutions and the carrying amounts reported in the balance sheets approximate their fair value.

  Short-Term Investments

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. These investments are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). AtheroGenics has classified all investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Realized gains and losses are included in investment income and are determined on a specific identification basis.

     Short-term investments consist of commercial paper, government agency notes and corporate notes that will mature between four and twelve months.

  Fair Value of Financial Instruments and Concentration of Credit Risk

     Financial instruments that subject AtheroGenics to concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. Such assets are maintained by high quality credit, third party financial institution custodians. The carrying values reported in the balance sheet for cash, cash equivalents and short-term investments approximate their fair values.

  Accounts Receivable

     Accounts receivable consists of accounts receivable and unbilled receivables from Schering-Plough. As of December 31, 2000, accounts receivable was $956,649, while unbilled receivables were $181,595. Unbilled receivables were $791,653 as of December 31, 1999.

  Equipment and Leasehold Improvements

     Equipment and leasehold improvements are stated at cost. Depreciation of computer and lab equipment is computed using the straight-line method over the estimated useful lives of three and five years, respectively. Amortization of leasehold improvements is recorded over the shorter of: (a) the estimated useful lives of the related assets; or (b) the lease term.

                               ATHEROGENICS, INC.

  Revenue Recognition

     License fees, which are nonrefundable, are recognized when the related license agreements specify that no further efforts or obligations are required of AtheroGenics. AtheroGenics has committed to perform certain research and development activities as part of the license agreement; accordingly, the upfront license payment is being amortized over the anticipated time period to conduct such activities. Revenues under research and development arrangements are recognized as the research and development activities are performed pursuant to the terms of the related agreements (see Note 2 "License Agreement"). These revenues are billed quarterly and the related payments are not refundable. Revenues that have not been invoiced are reflected as unbilled receivables as described in the accounts receivable note above.

  Research and Development and Patent Costs

     Research and development costs, including all clinical trial expenses and expenditures related to obtaining patents, are charged to expense when incurred.

  Stock-Based Compensation

     AtheroGenics has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for its stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as SFAS 123 requires the use of option-valuation models that were not developed for use in valuing employee stock options. AtheroGenics accounts for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

  Income Taxes

     The liability method is used in accounting for income taxes; deferred income assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are anticipated to reverse.

  Comprehensive Income

     AtheroGenics computes comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities. Comprehensive loss was equal to net loss for the years ended December 31, 1998 and 1999 and was a net loss of $13,942,920 for the year ended December 31, 2000 as AtheroGenics reported an unrealized gain from available-for-sale securities of $6,602.

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Investments and Hedging Activities ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15,

                               ATHEROGENICS, INC.

2000. AtheroGenics does not expect that the adoption of SFAS 133 will have a material impact on its financial statements.

     In December 1999, the SEC staff issued Staff Accounting Bulletin SAB 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 explains how the SEC staff applies by analogy the existing rules on revenue recognition to other transactions not covered by such rules. In March 2000, the SEC issued SAB 101A that delayed the original effective date of SAB 101 until the second quarter of 2000 for calendar year companies. In June 2000, the SEC issued SAB 101B that further delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 has not had a material impact on AtheroGenics' financial statements.

  Reclassifications

     Certain prior year balances have been reclassified to conform with the current year presentation.

2. LICENSE AGREEMENT

     On October 22, 1999, AtheroGenics entered into an exclusive license agreement (the "Agreement"), consisting of contracts with each of Schering Corporation and Schering-Plough Ltd. (collectively, "Schering-Plough"). The Agreement provides for license fees and milestone payments to be made by Schering-Plough to AtheroGenics.

     In November 1999, under the terms of the Agreement, AtheroGenics received a $5,000,000 non-refundable license fee for the exclusive worldwide license to patent rights and licensor know-how held by AtheroGenics. AtheroGenics is amortizing the fee over 18 months, which is the period AtheroGenics is conducting development activities pursuant to the Agreement. Under the Agreement, AtheroGenics granted to Schering-Plough rights to develop, make, have made, import, export, use, distribute, market, promote, offer for sale and sell AGI-1067, AtheroGenics' lead product candidate, and specified compounds.

     Schering-Plough may choose to complete the development of the licensed product without additional help from AtheroGenics. To the extent that AtheroGenics performs additional research and development at Schering-Plough's request, AtheroGenics is to be paid for performing such research and development. AtheroGenics recognized research and development revenues of $4,826,370 and $791,653 during 2000 and 1999, respectively, in relation to such requests.

3. NET LOSS PER SHARE

     Net loss per share has been computed according to SFAS No. 128, Earnings Per Share ("SFAS 128"), which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities. AtheroGenics' potentially dilutive securities are antidilutive and, therefore, are not included in the computation of weighted average shares used in computing diluted loss per share. Following the guidance given by the Securities and Exchange Commission, common stock and preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the Initial Public Offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. AtheroGenics has not issued or granted shares for nominal consideration since its formation.

     Basic and diluted pro forma net loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the conversion of all outstanding convertible preferred stock into common stock, which occurred upon consummation of AtheroGenics' Initial Public Offering, retroactive to the date of issuance.

                               ATHEROGENICS, INC.

     The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share amounts:

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   2000           1999           1998
                                               ------------   ------------   ------------
Basic and diluted:
  Net loss...................................  $(13,949,522)  $(10,433,250)  $(10,733,841)
                                               ============   ============   ============
  Weighted average shares used in computing
     basic and diluted net loss per share....    10,747,773      2,443,237      2,409,948
                                               ============   ============   ============
  Basic and diluted net loss per share.......  $      (1.30)  $      (4.27)  $      (4.45)
                                               ============   ============   ============
Pro forma basic and diluted:
  Shares used above..........................    10,747,773      2,443,237
  Pro forma adjustment to reflect weighted
     average effect of assumed conversion of
     preferred stock.........................     8,595,672     10,268,792
                                               ------------   ------------
  Pro forma weighted average shares of common
     stock outstanding.......................    19,343,445     12,712,029
                                               ============   ============
  Basic and diluted pro forma net loss per
     share...................................  $      (0.72)  $      (0.82)
                                               ============   ============

     During all periods presented, AtheroGenics had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of the following at the dates indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                    -------------------------------------
                                                       2000         1999          1998
                                                    ----------   -----------   ----------
Convertible (at one share for one share) preferred
  stock...........................................          --    13,643,837    5,586,815
Options...........................................   2,858,175     1,785,325    1,235,875
Warrants..........................................     250,290       467,503      262,501
                                                    ----------   -----------   ----------
          Total...................................   3,108,465    15,896,665    7,085,191
                                                    ==========   ===========   ==========
Weighted average exercise price of options per
  share...........................................  $     1.49   $      0.28   $     0.26
                                                    ==========   ===========   ==========
Weighted average exercise price of warrants per
  share...........................................  $     3.40   $      3.21   $     3.38
                                                    ==========   ===========   ==========

4. BRIDGE LOAN

     AtheroGenics entered into a $6,000,000 bridge loan agreement on August 24, 1998 with various lenders, under which AtheroGenics had an obligation in the form of unsecured promissory notes (some of the lenders are also shareholders of AtheroGenics). The initial maturity date was December 31, 1998.

     AtheroGenics issued the lenders warrants for 205,002 shares of Series B Redeemable Convertible Preferred Stock. These warrants became exercisable January 1, 1999 for $3.00 per share and expire on August 19, 2008. The warrants have been valued at approximately $1.21 per share based on an independent appraisal, and the principal balance of the bridge loan payable has been discounted in an amount equal to such value. This discount was amortized as additional interest expense over the original term of the bridge loan.

     On February 24, 1999, the bridge loan was increased to $6,150,000. In addition, as an inducement to extend the loan maturity date from December 31, 1998 to April 30, 1999, AtheroGenics issued the lenders additional warrants to purchase 200,001 shares of Series C Redeemable Convertible Preferred Stock. These warrants became exercisable on April 13, 1999 for $3.00 per share and expire on December 31, 2008. The

                               ATHEROGENICS, INC.

warrants have been valued at approximately $1.15 per share based on an independent appraisal, and the principal balance of the bridge loan payable was discounted in an amount equal to such value. This discount was amortized as additional interest expense over the extended term of the bridge loan.

     Accordingly, 205,002 shares of Series B Redeemable Convertible Preferred Stock and 200,001 shares of Series C Redeemable Convertible Preferred Stock were reserved for issuance under these warrants at December 31, 1999. During the year ended December 31, 2000, 217,213 of these warrants were exercised.

     On April 13, 1999, the promissory notes were converted to 2,050,000 shares of Series C Redeemable Convertible Preferred Stock. On the date of conversion, accrued interest totaling $382,799 was paid by a combination of $111,728 in cash and the issuance of 90,357 additional shares of Series C Redeemable Convertible Preferred Stock based on the fair values of such shares as determined by the most recent arms-length stock purchase transaction.

     The weighted average interest rate for the bridge loan for the period from January 1 through April 13, 1999 was 9.75%.

5. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Series A, Series B, Series B-1 and Series C Redeemable Convertible Preferred Stock were convertible into common stock, at a conversion rate of one-to-one, upon certain qualifying conditions which include the completion of an underwritten public offering of AtheroGenics' common stock.

     On August 8, 2000, AtheroGenics' Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. Immediately prior to the closing of AtheroGenics' Initial Public Offering on August 14, 2000, all of the outstanding shares of convertible preferred stock automatically converted into 13,859,102 shares of common stock. Immediately following the automatic conversion of preferred stock, an amended and restated certificate of incorporation was filed. Under the amended and restated certificate of incorporation, AtheroGenics is authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

6. STOCK OPTIONS

     During 1995, AtheroGenics established a stock option plan (the "1995 Plan") which, as amended, provides that options to purchase AtheroGenics' common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than 75% of the fair values of the shares on the dates of grant.

     The 1995 Plan, as amended, authorizes the grant of options for up to 1,264,084 shares of AtheroGenics' common stock, and as of December 31, 2000, AtheroGenics had reserved 267,800 shares of common stock for future issuance under the 1995 Plan. Options granted under the 1995 Plan vest over periods ranging from the date of grant to five years from that date. Under the terms of an equity ownership agreement, AtheroGenics may, if it chooses to do so, repurchase a declining percentage of shares issued pursuant the exercise of options

                               ATHEROGENICS, INC.

during the four-year period following the grant date if the optionee's employment or affiliation with AtheroGenics is terminated. A summary of stock option activity under the 1995 Plan follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                     SHARES    PRICE RANGE    PRICE
                                                    --------   -----------   --------
Outstanding at January 1 and December 31, 1998....   457,000     $10-.30       $.20
  Exercised.......................................   (24,000)        .10        .10
  Canceled........................................   (17,800)        .30        .30
                                                    --------
Outstanding at December 31, 1999..................   415,200     .10-.30        .20
  Exercised.......................................  (165,200)     10-.30        .29
                                                    --------
Outstanding at December 31, 2000..................   250,000      10-.30        .14
                                                    ========

     The following table summarizes information concerning outstanding and exercisable options under the 1995 Plan as of December 31, 2000:

                           OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
--------------------------------------------------------------------------   ----------------------------
                                         WEIGHTED AVERAGE      WEIGHTED                       WEIGHTED
                             NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
EXERCISE PRICE             OUTSTANDING        YEARS         EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
--------------             -----------   ----------------   --------------   -----------   --------------
$.10.....................    200,000           4.62              $.10          200,000          $.10
 .30.....................     50,000           5.61               .30           23,000           .30
                             -------                                           -------
                             250,000           4.82               .14          223,000           .14
                             =======                                           =======

     Effective July 30, 1997, AtheroGenics established an equity ownership plan (the "1997 Plan") whereby options to purchase AtheroGenics' common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair values of the shares on the dates of grant. The 1997 Plan authorizes the grant of options for up to 1,474,416 shares of AtheroGenics' common stock. On January 28, 2000, AtheroGenics' board of directors authorized an additional 2,250,000 shares to be issued under the 1997 Plan. As of December 31, 2000, AtheroGenics had reserved 3,172,453 shares of common stock for issuance under the 1997 Plan. The 1997 Plan allows for grants of non-qualified options, incentive stock options and shares of restricted stock. Non-qualified options granted under the 1997 Plan vest immediately for non-employees, but vest over a four-year period for employees. Under the terms of an equity ownership agreement, AtheroGenics may, if it chooses to do so, repurchase a declining percentage of shares issued pursuant the exercise of options during the four-year period following the grant date if the optionee's employment or affiliation with AtheroGenics is terminated. Incentive stock options generally vest over four years. The majority of the stock options granted under the 1997 Plan are incentive stock options.

                               ATHEROGENICS, INC.

     A summary of stock option activity under the 1997 Plan follows:

                                                                             WEIGHTED AVERAGE
                                                    SHARES     PRICE RANGE        PRICE
                                                   ---------   -----------   ----------------
Outstanding at January 1, 1998...................    632,750    $     .30         $ .30
  Granted........................................    151,500          .30           .30
  Exercised......................................     (1,345)         .30           .30
  Canceled.......................................     (4,030)         .30           .30
                                                   ---------
Outstanding at December 31, 1998.................    778,875          .30           .30
  Granted........................................    748,000      .30-.31           .30
  Exercised......................................   (102,168)         .30           .30
  Canceled.......................................    (54,582)         .30           .30
                                                   ---------
Outstanding at December 31, 1999.................  1,370,125      .30-.31           .30
  Granted........................................  1,797,850     .38-9.88          2.28
  Exercised......................................   (448,450)    .30-9.88           .50
  Canceled.......................................   (111,350)    .30-8.25           .67
                                                   ---------
Outstanding at December 31, 2000.................  2,608,175     .30-9.88          1.62
                                                   =========

     The following table summarizes information concerning currently outstanding and exercisable options granted under the 1997 Plan as of December 31, 2000:

                           OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
--------------------------------------------------------------------------   ----------------------------
                                         WEIGHTED AVERAGE      WEIGHTED                       WEIGHTED
                             NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
EXERCISE PRICE             OUTSTANDING        YEARS         EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
--------------             -----------   ----------------   --------------   -----------   --------------
$        .30                  677,675          7.68             $ .30          368,776         $ .30
         .31                  285,650          8.94               .31           80,100           .31
         .38                1,084,500          9.08               .38          349,874           .38
 5.00 - 8.25                  536,650          9.77              6.13           10,000          7.70
 8.63 - 9.88                   23,700          9.70              9.35               --            --
                            ---------                                          -------
                            2,608,175          8.85              1.62          808,750           .43
                            =========                                          =======

     During 2000 and 1999, in connection with the grant of certain options to employees, AtheroGenics recorded non-cash deferred stock compensation of $12,093,928 and $1,895,160, respectively, representing the difference between the exercise price and the deemed fair value of AtheroGenics' common stock on the dates these stock options were granted. Deferred stock compensation is included as a reduction of shareholders' equity and is being amortized to expense using the graded vesting method. The graded vesting method provides for vesting of each portion of the overall award over its respective vesting period, and results in higher vesting in earlier years than straight-line vesting. During 2000 and 1999, AtheroGenics recorded amortization of deferred stock compensation of $7,972,728 and $85,480, respectively. At December 31, 2000, AtheroGenics had a total of approximately $5,930,880 remaining to be amortized over the corresponding vesting period of each respective option, generally four years. Such amortization will approximate $3,330,000 in 2001, $1,841,000 in 2002, $744,000 in 2003, and $16,000 in 2004.

     Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if AtheroGenics had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options (which are granted with an exercise price equal to fair market value as determined by the board of directors on the grant date) was estimated at the date of grant using the minimum value method with the following weighted average assumptions for 2000, 1999 and 1998: risk-free interest rates of 6.36%, 5.75% and 4.65%, respectively;

                               ATHEROGENICS, INC.

no dividend yield; and a weighted average expected life of the options of five years. For the period following AtheroGenics' Initial Public Offering, the Black-Scholes option valuation model was used to calculate the fair value of options granted. This method included the above assumptions as well as the estimated volatility of the common stock.

     For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods. The weighted average fair values of options granted during 2000, 1999 and 1998 equal $1.16, $2.54 and $.06, respectively. Pro forma net loss and net loss per share are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   2000           1999           1998
                                               ------------   ------------   ------------
Net loss.....................................  $(14,151,546)  $(10,503,993)  $(10,744,826)
Net loss per share (basic and diluted).......         (1.32)         (4.30)         (4.45)

7. INVESTMENTS

     Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days and less than twelve months from the date of acquisition. AtheroGenics has invested primarily in commercial paper, all of which have a minimum investment rating of A1/P1, and government agency notes. AtheroGenics had no realized gains or losses from the sale of investments for the period ended December 31, 2000. The following table summarizes unrealized gains and losses on AtheroGenics' investments:

                                                      AVAILABLE-FOR-SALE SECURITIES
                                           ---------------------------------------------------
                                                           GROSS        GROSS       ESTIMATED
                                            AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                              COST          LOSS         GAIN         VALUE
                                           -----------   ----------   ----------   -----------
Commercial paper.........................  $17,946,593      $--         $   --     $17,946,593
Government agency notes..................    6,541,175       --          3,641       6,544,816
Corporate notes..........................    3,023,799       --          2,961       3,026,760
                                           -----------      ---         ------     -----------
December 31, 2000........................  $27,511,567      $--         $6,602     $27,518,169
                                           ===========      ===         ======     ===========

     All available-for-sale securities held at December 31, 2000 will mature during 2001.

8. INCOME TAXES

     At December 31, 2000, AtheroGenics had net operating loss carryforwards and research and development credit carryforwards of $35,587,480 and $1,241,809, respectively, for income tax purposes, which both begin to expire in 2010. The significant components of the deferred tax assets are:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                2000           1999
                                                            ------------   ------------
Net operating loss carryforwards..........................  $ 12,763,242   $  9,445,008
Deferred revenue..........................................       422,222      1,688,889
Research credits..........................................     1,241,809      1,111,891
Other.....................................................     1,090,289             --
                                                            ------------   ------------
Total deferred tax assets.................................    15,517,562     12,245,788
Valuation allowance.......................................   (15,517,562)   (12,245,788)
                                                            ------------   ------------
Net deferred tax assets...................................  $         --   $         --
                                                            ============   ============

                               ATHEROGENICS, INC.

     Because of AtheroGenics' lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased $3,271,774 and $4,623,335 in 2000 and 1999, respectively.

     AtheroGenics' net operating loss carryforwards may be subject to certain IRC Section 382 limitations on annual utilization in the event of changes in ownership. These limitations could significantly reduce the amount of the net operating loss carryforwards available in the future.

     AtheroGenics has not yet completed a full analysis of IRC Section 382 limitations on the cumulative net operating loss carryforward. However, the annual limitations are not expected to prevent utilization of the net operating loss carryforward due to the significant increases in value indicated by the successive issues of preferred stock. If a change in ownership has occurred, there will be an annual accrual limitation; however, this limitation is not expected to result in a loss of the deferred tax benefit.

9. LEASES

     Rent expense under operating leases amounted to $786,452, $639,934 and $86,939 in 2000, 1999 and 1998, respectively.

     On June 19, 1998, AtheroGenics entered into a ten-year operating lease for office and laboratory space through March 1, 2009. Monthly lease payments of approximately $60,400 began March 2, 1999, the date occupancy commenced, and are subject to increases during each successive twelve-month period based on changes in the Consumer Price Index. Future increases in monthly lease payments due to increases in the CPI are considered to be contingent rentals, and, therefore, will be charged to expense over the lease term as they become payable. AtheroGenics may extend the lease term for two successive five-year periods. AtheroGenics' other operating lease obligations are not significant.

     As of December 31, 1998, AtheroGenics had incurred directly approximately $1,153,000 of laboratory and office construction costs which were reimbursed to AtheroGenics by the lessor during 1999 pursuant to the lease agreement and included in the lessor costs covered by the operating lease. Additional lease payments are made to the lessor of approximately $29,000 per month through March 1, 2009 related to additional expenditures made by the lessor for leasehold improvements and equipment, all of which have estimated useful lives well in excess of ten years.

     In conjunction with the above-described lease, AtheroGenics issued the lessor a warrant for 50,000 shares of Series B-1 Redeemable Convertible Preferred Stock. The warrant has been valued at $.08 per share based on an independent professional appraisal. The warrant became exercisable on January 1, 1999 for $5 per share and expires on January 1, 2009. As a result of the automatic conversion of the Series B-1 Redeemable Convertible Preferred Stock to common stock immediately prior to the closing of AtheroGenics' Initial Public Offering, the warrant is now exercisable for common stock.

     On March 25, 1999, AtheroGenics entered into a sublease agreement for a portion of its new office and laboratory space with Inhibitex, Inc. and monthly lease payments of $11,923 began March 26, 1999, and have increased to $12,224 as of March 26, 2000. The lease term ends on December 31, 2005.

     On July 31, 1999, AtheroGenics entered into a sublease agreement for a portion of its new office space with ATV Management Corp. and monthly lease payments of approximately $6,200 began on September 1, 1999. The lease term ends on July 31, 2002. The chairman of the board of directors of AtheroGenics is the president and sole shareholder of ATV Management Corp.

                               ATHEROGENICS, INC.

     At December 31, 2000, AtheroGenics' minimum aggregate commitments (net of sublease income) under long-term, non-cancelable operating leases are as follows:

                                                    GROSS      SUBLEASE INCOME      NET
                                                  ----------   ---------------   ----------
2001............................................  $1,130,949     $  258,279      $  872,670
2002............................................   1,117,918        226,337         891,581
2003............................................   1,104,512        181,617         922,895
2004............................................   1,099,288        181,617         917,671
Thereafter......................................   4,580,367        181,617       4,398,750
                                                  ----------     ----------      ----------
                                                  $9,033,034     $1,029,467      $8,003,567
                                                  ==========     ==========      ==========

     Equipment and leasehold improvements include the following amounts for leases that have been capitalized at December 31, 2000 and 1999:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Lab equipment...............................................  $972,500   $750,000
Less accumulated amortization...............................   742,205    600,000
                                                              --------   --------
                                                              $230,295   $150,000
                                                              ========   ========

     Amortization of leased assets is included in depreciation and amortization expense. The equipment leases provide for one-year extensions at the end of the lease terms.

     Future minimum lease payments under capital leases consist of the following at December 31, 2000:

2001........................................................  $145,328
2002........................................................    89,947
                                                              --------
          Total minimum lease payments......................   235,275
Less amounts representing interest and warrants.............    24,609
                                                              --------
Present value of net minimum lease payments.................   210,666
Less current portion........................................   125,759
                                                              --------
                                                              $ 84,907
                                                              ========

     The amounts recorded as capital lease obligations approximate the estimated fair market values.

10. EMPLOYEE BENEFIT PLAN

     AtheroGenics has a defined contribution plan covering eligible employees, which is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to 15% of their salary (up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code). AtheroGenics may make a discretionary contribution. During 2000, AtheroGenics matched 50% of employees' contributions, up to a maximum of 6% of the employees' annual base compensation. AtheroGenics' contribution to the plan for 2000 and 1999 aggregated $62,093 and $37,703, respectively.

                               ATHEROGENICS, INC.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations:

                                                          YEAR ENDED DECEMBER 31, 2000
                                              -----------------------------------------------------
                                              1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                              -----------   -----------   -----------   -----------
Net revenues................................  $ 2,091,280   $ 2,064,050   $ 1,905,155   $ 2,099,218
Operating loss..............................   (3,552,560)   (3,219,745)   (4,475,752)   (4,416,315)
Net loss....................................   (3,394,793)   (3,083,213)   (3,963,531)   (3,507,985)
Net loss per share data:
  Basic and diluted.........................        (1.29)        (1.05)        (0.30)        (0.15)
  Pro forma net loss per share basic and
     diluted................................        (0.21)        (0.18)        (0.20)        (0.15)

                                                          YEAR ENDED DECEMBER 31, 1999
                                              -----------------------------------------------------
                                              1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                              -----------   -----------   -----------   -----------
Net revenues................................  $        --   $        --   $        --   $ 1,347,209
Operating loss..............................   (2,628,092)   (2,370,499)   (2,957,600)   (2,416,442)
Net loss....................................   (2,750,335)   (2,569,057)   (2,862,099)   (2,251,759)
Net loss per share data:
  Basic and diluted.........................        (1.14)        (1.06)        (1.17)        (0.90)
  Pro forma net loss per share basic and
     diluted................................        (0.34)        (0.21)        (0.20)        (0.14)

     Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We have set forth information relating to the directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934 under the captions "Proposal 1 -- Election of Directors -- Executive Officers and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in our proxy statement for our 2001 annual meeting of shareholders to be held on April 18, 2001. We are incorporating this information by reference in this Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

     We have set forth information relating to executive compensation under the caption "Executive Compensation" in the proxy statement referred to in Item 10 above. We are incorporating this information by reference in this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We have set forth information relating to ownership of our common stock by certain persons under the caption "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement referred to in Item 10 above. We are incorporating this information by reference in this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have set forth information relating to existing or proposed relationships or transactions between us and certain of our affiliates under the caption "Certain Relationships and Related Transactions" in the proxy statement referred to in Item 10 above. We are incorporating this information by reference in this Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements, filed as part of this report

          Financial Statements (indexed as 27-43)

          Report of Independent Auditors

          Balance Sheets as of December 31, 2000 and 1999

          Statements of Operations for the years ended December 31, 2000, 1999 and 1998

          Statements of Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998

          Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

          Notes to Financial Statements

       (2) Financial Statement Schedules

          No financial statement schedules are provided, because the information called for is not required or is shown either in the financial statements or the notes thereto.

       (3) Listing of Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report

     (b) Reports on 8-K filed in the fourth quarter of 2000:

     None.

     (c) Exhibits

EXHIBIT
  NO.                                   DESCRIPTION
--------                                -----------
 3.01*      --  Form of Fourth Amended and Restated Articles of
                Incorporation of AtheroGenics, Inc.
 3.02*      --  Form of Third Amended and Restated Bylaws of AtheroGenics,
                Inc.
 4.01*      --  Form of Common Stock Certificate.
 4.02*      --  Amended and Restated Master Rights Agreement dated October
                31, 1995, as amended by First Amendment dated November 1,
                1995; Second Amendment dated July 30, 1996; Third Amendment dated April 13, 1999; Fourth Amendment dated May 11, 1999;
                and Fifth Amendment dated August 30, 1999.
 4.03*      --  Applicable provisions of Fourth Amended and Restated
                Articles of Incorporation and Third Amended and Restated
                Bylaws of AtheroGenics, Inc. (to be incorporated by
                reference to Exhibits 3.01 and 3.02).
10.01*+     --  Exclusive License Agreements dated October 22, 1999 by and between AtheroGenics, Inc. and each of Schering-Plough Ltd.
                and Schering Corporation.
10.02*+     --  Exclusive License Agreement dated July 17, 1998 between The
                Regents of the University of California and AtheroGenics,
                Inc.
10.03*+     --  License Agreement dated January 11, 1995 between Emory
                University and AtheroGenics, Inc.
10.04*+     --  Patent Purchase Agreement dated April 26, 1995 between
                AtheroGenics, Inc. and Sampath Parthasarathy, together with
                Services Agreement dated April 26, 1995 between
                AtheroGenics, Inc. and Sampath Parthasarathy.
10.05*+     --  Sponsored Research Agreement dated October 14, 1996 between
                Emory University and AtheroGenics, Inc.
10.06*      --  Consulting Agreement dated May 11, 2000 between
                AtheroGenics, Inc. and William Scott, Ph.D.
10.07*      --  AtheroGenics, Inc. 1995 Stock Option Plan, together with form of nonqualified stock option agreement.
10.08*      --  AtheroGenics, Inc. 1997 Equity Ownership Plan, as amended by
                Amendment No. 1 and Amendment No. 2.
10.09*      --  Preferred Shares Purchase Warrant dated August 24, 1998 between AtheroGenics, Inc. and certain Lenders named
                therein.
10.10*      --  Series C Convertible Preferred Stock Purchase Warrants of
                AtheroGenics, Inc.
10.11*      --  Promissory Note dated April 1, 1999 between Inhibitex, Inc.
                and AtheroGenics, Inc.
10.12*++    --  Lease Agreement dated June 19, 1998 between Cousins
                Properties, Inc. and AtheroGenics, Inc.
10.13*++    --  Master Equipment Lease dated November 1, 1995 between
                Phoenix Leasing Incorporated and AtheroGenics, Inc.
10.14**     --  Employment Agreement dated March 1, 2001 between
                AtheroGenics and Russell M. Medford.
10.15**     --  Amendment dated January 1, 2001 to Promissory Note dated
                April 1, 1999 between Inhibitex, Inc. and AtheroGenics, Inc.
23.01**     --  Consent of Ernst & Young LLP.

EXHIBIT
  NO.                                   DESCRIPTION
--------                                -----------
24.01**     --  Powers of Attorney.

---------------

 * Filed as the exhibit with the same number with AtheroGenics' Registration Statement on Form S-1, Registration No. 333-31140, declared effective by the Securities and Exchange Commission on August 8, 2000, and incorporated herein by reference.
** To be filed with this Annual Report on Form 10-K.
 + Certain confidential information contained in this document has been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.
++ We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.

                                          ATHEROGENICS, INC.

                                          By:  /s/ RUSSELL M. MEDFORD, M.D.,
                                                           PH.D.
                                            ------------------------------------
                                              Russell M. Medford, M.D., Ph.D.
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
PRINCIPAL EXECUTIVE OFFICER:

         /s/ RUSSELL M. MEDFORD, M.D., PH.D.           President and Chief Executive    March 23, 2001
-----------------------------------------------------    Officer, Director
           Russell M. Medford, M.D., Ph.D.

PRINCIPAL FINANCIAL AND PRINCIPAL
  ACCOUNTING OFFICER:

                /s/ MARK P. COLONNESE                  Vice President of Finance and    March 23, 2001
-----------------------------------------------------    Administration and Chief
                  Mark P. Colonnese                      Financial Officer

ADDITIONAL DIRECTORS:

                          *                            Director                         March 23, 2001
-----------------------------------------------------
                  Michael A. Henos

                          *                            Director                         March 23, 2001
-----------------------------------------------------
                 R. Wayne Alexander

                          *                            Director                         March 23, 2001
-----------------------------------------------------
                  Vaughn D. Bryson

                          *                            Director                         March 23, 2001
-----------------------------------------------------
                   T. Forcht Dagi

                          *                            Director                         March 23, 2001
-----------------------------------------------------
                 Arda Minocherhomjee

                          *                            Director                         March 23, 2001
-----------------------------------------------------
                  Arthur M. Pappas

                          *                            Director                         March 23, 2001
-----------------------------------------------------
                Richard S. Schneider

                          *                            Director                         March 23, 2001
-----------------------------------------------------
                  William A. Scott

* By:         /s/ MARK P. COLONNESE
   -----------------------------------------------
                  Mark P. Colonnese
                  Attorney-in-fact