Form 10-Q
period 2001-03-31
ATHEROGENICS INC
filed 2001-05-01
CIK 1107601

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File No. 0-31261
ATHEROGENICS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-210832
(State of incorporation)	(I.R.S. Employer Identification Number)

8995 Westside Parkway, Alpharetta, Georgia 30004
(Address of registrant's principal executive offices, including zip code)

---------------------------------

(Registrant's telephone number, including area code): (678) 336-2500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of April 27, 2001, there were 23,997,505 shares of the registrant's common stock outstanding.

ATHEROGENICS, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets
March 31, 2001 and December 31, 2000	3

Condensed Statements of Operations
Three months ended March 31, 2001 and 2000	4

Condensed Statements of Cash Flows
Three months ended March 31, 2001 and 2000	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	10

SIGNATURES	11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATHEROGENICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)
	March 31,	December 31,
	2001	2000

ASSETS

Current assets:
Cash and cash equivalents	$41,759,963	$26,463,070
Short-term investments	9,000,841	27,518,169
Accounts receivable	778,684	1,138,244
Prepaid expenses, note receivable and other current assets	518,323	545,826

Total current assets	52,057,811	55,665,309
Equipment and leasehold improvements:
Laboratory equipment	1,360,538	1,352,692
Leasehold improvements	1,210,472	966,869
Computer and office equipment	667,140	476,276
Construction in progress	25,819	131,185

	3,263,969	2,927,022
Less accumulated depreciation and amortization	1,260,514	1,152,028

	2,003,455	1,774,994
Long-term note receivable	149,977	158,648

Total assets	$54,211,243	$57,598,951

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$326,082	$504,991
Accrued liabilities	521,515	517,312
Accrued compensation	427,834	640,975
Accrued development costs	491,174	342,210
Current portion of capitalized lease obligation	122,713	125,759
Deferred revenues	277,778	1,111,111

Total current liabilities	2,167,096	3,242,358
Long-term portion of capitalized lease obligation	42,766	84,907
Shareholders' equity:
Preferred stock, no par value: Authorized - 5,000,000 shares	--	--
Common stock, no par value: Authorized - 100,000,000 shares;
issued and outstanding-23,978,755 and 23,909,295
at March 31, 2001 and December 31, 2000, respectively	103,183,998	103,608,655
Warrants	225,713	225,713
Deferred stock compensation	(4,672,314)	(5,930,880)
Accumulated deficit	(46,739,032)	(43,638,404)
Accumulated other comprehensive income	3,016	6,602

Total shareholders' equity	52,001,381	54,271,686

Total liabilities and shareholders' equity	$54,211,243	$57,598,951

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2001	2000

Revenues:
License fees	$833,333	$833,333
Research and development	597,089	1,257,947

Total revenues	1,430,422	2,091,280
Operating expenses:
Research and development, excluding amortization
of deferred stock compensation	3,571,888	2,885,640
General and administrative, excluding amortization
of deferred stock compensation	948,651	786,362
Amortization of deferred stock compensation	794,817	1,971,838

Total operating expenses	5,315,356	5,643,840

Operating loss	(3,884,934)	(3,552,560)
Net interest income	784,306	157,767

Net loss	$(3,100,628)	$(3,394,793)

Net loss per share - basic and diluted	$(0.13)	$(1.29)

Weighted average shares outstanding - basic and diluted	23,939,682	2,635,816

Pro forma net loss per share - basic and diluted	$(0.13)	$(0.21)

Pro forma weighted average shares outstanding - basic and diluted	23,939,682	16,332,556

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended
	March 31,
	2001	2000

Operating Activities:
Net loss	$(3,100,628)	$(3,394,793)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	108,486	99,115
Amortization of deferred stock compensation	794,817	1,971,838
Stock issued for services	18,437	--
Changes in operating assets and liabilities:
Accounts receivable	359,560	(1,257,947)
Prepaid expenses, note receivable and other current assets	36,174	(426,557)
Accounts payable	(178,909)	(120,062)
Accrued liabilities	(59,974)	217,157
Deferred revenues	(833,333)	(833,333)

Net cash used in operating activities	(2,855,370)	(3,744,582)
Investing Activities:
Purchases of equipment and leasehold improvements	(336,947)	(290,554)
Sales of short-term investments	18,513,742	--

Net cash provided by (used in) investing activities	18,176,795	(290,554)
Financing Activities:
Payments on capital lease	(45,187)	(82,573)
Proceeds from the issuance and exercise of preferred stock warrants	--	636,635
Proceeds from the exercise of common stock options	20,655	82,115

Net cash (used in) provided by financing activities	(24,532)	636,177

Increase (decrease) in cash and cash equivalents	15,296,893	(3,398,959)
Cash and cash equivalents at beginning of period	26,463,070	13,409,450

Cash and cash equivalents at end of period	$41,759,963	$10,010,491

Supplemental Disclosures of Cash Flow Information:
Interest paid	$11,868	$3,085
Equipment purchased under capitalized lease obligations	--	222,500

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

The interim results should be read in conjunction with the financial statements and notes thereto included in AtheroGenics' Annual Report on Form 10-K for the year ended December 31, 2000. Shareholders are encouraged to review the Form 10-K for a broader discussion of AtheroGenics' opportunities and risks inherent in the business. Copies of the Form 10-K are available on request.

2. Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Investments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 has not had a material impact on our financial statements.

3. Net Loss Per Share and Pro Forma Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options and warrants and the convertible preferred stock are not included because they are antidilutive.

Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including pro forma effects of the automatic conversion of outstanding redeemable convertible preferred stock into shares of AtheroGenics' common stock effective upon the closing of AtheroGenics' Initial Public Offering in August 2000, as if such conversion occurred on the date of original issuance.

The following is a reconciliation of the numerator and denominator of basic and diluted and pro forma basic and diluted net loss per share amounts:
	Three months ended
	March 31,
	2001	2000

Basic and diluted:
Net loss	$(3,100,628)	$(3,394,793)

Weighted average shares used in computing
basic and diluted net loss per share	23,939,682	2,635,816

Basic and diluted net loss per share	$(0.13)	$(1.29)

Pro forma basic and diluted:
Shares used above	23,939,682	2,635,816
Pro forma adjustment to reflect weighted average
effect of assumed conversion of preferred stock	--	13,696,740

Pro forma weighted average shares of common
stock outstanding	23,939,682	16,332,556

Basic and diluted pro forma net loss per share	$(0.13)	$(0.21)

4. Deferred Stock Compensation

During 2000 and 1999, in connection with the grant of certain options to employees and directors, AtheroGenics recorded non-cash deferred stock compensation of $12,093,928 and $1,895,160, respectively, representing the difference between the deemed fair value of AtheroGenics' common stock on the dates these stock options were granted. These amounts are included as a reduction of shareholders' equity and are being amortized over the vesting periods of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. The fair value of AtheroGenics common stock for purposes of this calculation was determined based on the business factors underlying the value of common stock on the date such option grants were made. During the three months ended March 31, 2001, AtheroGenics recorded a total of $794,817 of amortization of deferred stock compensation, as compared to $1,971,038 million during the same period in the prior year. In March 2001, the deferred stock compensation was decreased by $463,749 for options that were forfeited. At March 31, 2001, AtheroGenics had a total of $4,672,314 million remaining to be amortized over the vesting periods of the stock options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read with the financial statements and related footnotes and Management's Discussion and Analysis of Results of Operations and Financial Condition included in AtheroGenics' Annual Report on Form 10-K. The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made.

OVERVIEW

Since our operations began in 1994, we have focused on the discovery and development of novel therapeutics for the treatment of chronic inflammatory diseases. Based on our proprietary vascular protectant technology platform, we have advanced two drug candidates into development, and are progressing on a number of other pre-clinical programs. Our lead product candidate, AGI-1067, is currently in Phase II clinical trials for the treatment and prevention of post-angioplasty restenosis. Our second product candidate, AGIX-4207, is currently in Phase I clinical trials to assess the safety and tolerability for the treatment of rheumatoid arthritis.

To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales and, excluding the effect of certain license fees of a non-recurring nature received in connection with entering into an exclusive license agreement, we expect to incur significant losses in most years prior to deriving any such product revenue as we continue to increase research and development costs. We have incurred significant losses since we began operations in 1994 and as of March 31, 2001, we had an accumulated deficit of $46.7 million. There can be no assurance if or when we will become profitable. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products.

RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended March 31, 2001 and 2000

Revenues

Total revenues were $1.4 million for the three months ended March 31, 2001, compared to $2.1 million in the first quarter of 2000. Revenues of $833,333 in the first quarter of 2001 and 2000 were attributable to licensing fees from the exclusive license agreement signed in October 1999 with Schering-Plough Corporation ("Schering-Plough"). This amount represents the earned portion of the $5.0 million initial license fee, which is being amortized over 18 months. Research and development revenues related to the license agreement were $597,089 for the three-month period ended March 31, 2001 and $1.3 million for the three months ended March 31, 2000. The variance of $660,858 is due to lower billings related to our Phase II clinical study, which is concluding in April 2001.

Expenses
Research and Development. Research and development expenses were $3.6 million for the three months ended March 31, 2001, compared to $2.9 million for the three months ended March 31, 2000. The increase of $686,248, or 24%, reflects the planned expansion of our internal research and development capabilities, higher costs associated with the AGIX-4207 clinical trials and pre-clinical costs related to our other product development programs.

General and Administrative. General and administrative expenses were $948,651 for the three months ended March 31, 2001, compared to $786,362 for the three months ended March 31, 2000. The increase of $162,289, or 21%, was primarily due to higher professional fees and the addition of administrative personnel to support the continued growth of our research and development efforts.

Amortization of Deferred Stock Compensation. In 2000 and 1999, we recorded non-cash deferred stock compensation totaling approximately $14.0 million for options granted with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. Amortization of deferred stock compensation was $794,817 for the three months ended March 31, 2001, compared to $2.0 million for the three months ended March 31, 2000. This deferred stock compensation is being amortized using the graded vesting method, which results in higher amortization in the earlier years.

Net Interest Income. Net interest income was $784,306 for the three months ended March 31, 2001 as compared to net interest income of $157,767 for the three months ended March 31, 2000. The increase in net interest income was due to an increased level of investments with funds received from our Initial Public Offering.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through private placements of preferred stock, and most recently, we completed an Initial Public Offering of 6.9 million shares of our common stock that raised net proceeds of $49.4 million. At March 31, 2001, we had cash, cash equivalents and short-term investments of $50.8 million, compared with $54.0 million at December 31, 2000. Working capital at March 31, 2001 was $49.9 million, compared to $52.4 million at December 31, 2000. The decrease in cash, cash equivalents, short-term investments and working capital is primarily due to the use of funds in operating activities.

Net cash used in operating activities was $2.9 million for the three months ended March 31, 2001, compared to $3.7 million for the three months years ended March 31, 2000. The decrease in the use of cash in operating activities is principally due to a reduction in accounts receivables related to Schering-Plough billings.

Net cash provided by investing activities was $18.2 million for the three months ended March 31, 2001, compared to $290,554 used by investing activities for the three months ended March 31, 2000. Net cash provided by investing activities consisted primarily of the sales of short-term investments, with the proceeds reinvested in cash equivalents, partially offset by the purchase of equipment and leasehold improvements.

Net cash used in financing activities was $24,532 for the three months ended March 31, 2001, compared to $636,177 provided by financing activities for the three months ended March 31, 2000. Net cash used in financing activities in 2001 consisted primarily of payments on capital lease obligations offset by the exercise of common stock options. Net cash provided by financing activities in 2000 consisted primarily of proceeds from the exercise of preferred stock warrants and common stock options.

Based upon the current status of our product development and commercialization plans, we believe that our existing cash and cash equivalents will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

  the status of product development;
  the time and cost involved in conducting clinical trials and obtaining regulatory approvals;

  filing, prosecuting and enforcing patent claims;
  competing technological and market developments; and
  our ability to market and distribute our future products and establish new licensing agreements.

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

  AGI-1067 and AGIX-4207 may fail in clinical trials;
  our ability to generate positive cash flow in light of our history of operating losses;
  our ability to successfully develop our other product candidates;
  our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;
  possible delays in our clinical trials;
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
  the receipt and timing of milestone payments from Schering-Plough is uncertain;
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

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-31140) effective August 8, 2000. The net proceeds from the sale of the 6,900,000 shares of common stock registered pursuant to the Registration Statement (including the exercise of the underwriters' over-allotment option) were $49.4 million after deducting underwriting discounts of $3.9 million and offering expenses of $1.9 million.

We expect to use the proceeds from this offering for research and development activities, including clinical trials, process development and manufacturing support, and for general corporate purposes, including working capital. A portion of the proceeds may be used to acquire or invest in complementary businesses, products or technologies. As of March 31, 2001, the proceeds have been applied toward:

  purchases of fixed assets and leasehold improvements, $337,000;
  operating activities, $3.0 million; and
  investments in highly liquid, interest bearing, investment grade securities, $46.0 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ATHEROGENICS, INC.

Date: May 1, 2001.	By: /s/RUSSELL M. MEDFORD
RUSSELL M. MEDFORD, M.D., PH.D. President and Chief Executive Officer
Date: May 1, 2001.	By: /s/MARK P. COLONNESE
MARK P. COLONNESE Vice President of Finance and Administration and Chief Financial Officer (Principal Accounting and Financial Officer)