Form 10-Q
period 2001-06-30
ATHEROGENICS INC
filed 2001-08-14
CIK 1107601

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission File No. 0-31261

ATHEROGENICS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2108232

(State of incorporation)	(I.R.S. Employer Identification Number)

8995 Westside Parkway, Alpharetta, Georgia 30004

(Address of registrant’s principal executive offices, including zip code)

(Registrant’s telephone number, including area code): (678) 336-2500

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [   ]

     As of August 10, 2001, there were 27,778,448 shares of the registrant’s common stock outstanding.

ATHEROGENICS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROGENICS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(Unaudited)	(Audited)
ASSETS

Current assets:

Cash and cash equivalents	$63,508,843	$26,463,070

Short-term investments	4,554,108	27,518,169

Accounts receivable	253,158	1,138,244

Prepaid expenses, note receivable and other current assets	665,526	545,826

Total current assets	68,981,635	55,665,309

Equipment and leasehold improvements:

Laboratory equipment	1,405,438	1,352,692

Leasehold improvements	1,299,291	966,869

Computer and office equipment	773,651	476,276

Construction in progress	5,000	131,185

	3,483,380	2,927,022

Less accumulated depreciation and amortization	1,376,243	1,152,028

	2,107,137	1,774,994

Long-term note receivable	141,154	158,648

Total assets	$71,229,926	$57,598,951

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$285,399	$504,991

Accrued liabilities	2,434,358	517,312

Accrued compensation	482,618	640,975

Accrued development costs	735,718	342,210

Current portion of capitalized lease obligation	109,002	125,759

Deferred revenues	—	1,111,111

Total current liabilities	4,047,095	3,242,358

Long-term portion of capitalized lease obligation	21,734	84,907

Shareholders’ equity:

Preferred stock, no par value: Authorized — 5,000,000 shares	—	—

Common stock, no par value: Authorized — 100,000,000 shares; issued and outstanding—27,709,948 and 23,909,295 at June 30, 2001 and December 31, 2000, respectively	121,847,587	103,608,655

Warrants	607,913	225,713

Deferred stock compensation	(4,606,951)	(5,930,880)

Accumulated deficit	(50,688,309)	(43,638,404)

Accumulated other comprehensive income	857	6,602

Total shareholders’ equity	67,161,097	54,271,686

Total liabilities and shareholders’ equity	$71,229,926	$57,598,951

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

License fees	$277,778	$833,333	$1,111,111	$1,666,666

Research and development	203,467	1,230,717	800,556	2,488,664

Total revenues	481,245	2,064,050	1,911,667	4,155,330

Operating expenses:

Research and development, excluding amortization of deferred stock compensation	3,846,895	2,728,397	7,418,783	5,614,037

General and administrative, excluding amortization of deferred stock compensation	946,621	575,177	1,895,272	1,361,539

Amortization of deferred stock compensation	225,576	1,980,221	1,020,393	3,952,059

Total operating expenses	5,019,092	5,283,795	10,334,448	10,927,635

Operating loss	(4,537,847)	(3,219,745)	(8,422,781)	(6,772,305)

Net interest income	588,570	136,532	1,372,876	294,299

Net loss	$(3,949,277)	$(3,083,213)	$(7,049,905)	$(6,478,006)

Net loss per share – basic and diluted	$(0.16)	$(1.05)	$(0.29)	$(2.33)

Weighted average shares outstanding – basic and diluted	24,483,242	2,929,823	24,212,963	2,782,819

Pro forma net loss per share – basic and diluted	$(0.16)	$(0.18)	$(0.29)	$(0.39)

Pro forma weighted average shares outstanding – basic and diluted	24,483,242	16,788,925	24,212,963	16,560,740

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,

	2001	2000

Operating Activities:

Net loss	$(7,049,905)	$(6,478,006)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	224,215	209,369

Amortization of deferred stock compensation	1,020,393	3,952,059

Stock issued for services	29,778	—

Changes in operating assets and liabilities:

Accounts receivable	885,086	(264,271)

Prepaid expenses, note receivable and other current assets	(102,206)	(404,496)

Accounts payable	(219,592)	(307,534)

Accrued liabilities	363,887	57,446

Deferred revenues	(1,111,111)	(1,666,666)

Net cash used in operating activities	(5,959,455)	(4,902,099)

Investing Activities:

Purchases of equipment and leasehold improvements	(556,358)	(503,704)

Sales of short-term investments	22,958,316	—

Net cash provided by (used in) investing activities	22,401,958	(503,704)

Financing Activities:

Payments on capital lease	(79,930)	(123,328)

Proceeds from the issuance of common stock in a private placement	20,613,750	—

Proceeds from the issuance and exercise of preferred stock warrants	—	636,635

Proceeds from the exercise of common stock options	69,450	160,336

Net cash provided by financing activities	20,603,270	673,643

Increase (decrease) in cash and cash equivalents	37,045,773	(4,732,160)

Cash and cash equivalents at beginning of period	26,463,070	13,409,450

Cash and cash equivalents at end of period	$63,508,843	$8,677,290

Supplemental Disclosures of Cash Flow Information:

Interest paid	$17,157	$20,571

Equipment purchased under capitalized lease obligations	—	222,500

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

     The interim results should be read in conjunction with the financial statements and notes thereto included in AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2000. Shareholders are encouraged to review the Form 10-K for a broader discussion of AtheroGenics’ opportunities and risks inherent in the business. Copies of the Form 10-K are available on request.

2.      Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, “Accounting for Derivative Investments and Hedging Activities.” SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 has not had a material impact on our financial statements.

3.      Net Loss Per Share and Pro Forma Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options and warrants and the convertible preferred stock are not included because they are antidilutive.

     Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including pro forma effects of the automatic conversion of outstanding redeemable convertible preferred stock into shares of AtheroGenics’ common stock effective upon the closing of AtheroGenics’ Initial Public Offering in August 2000, as if such conversion occurred on the date of original issuance.

     The following is a reconciliation of the numerator and denominator of basic and diluted and pro forma basic and diluted net loss per share amounts:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic and diluted:

Net loss	$(3,949,277)	$(3,083,213)	$(7,049,905)	$(6,478,006)

Weighted average shares used in computing basic and diluted net loss per share	24,483,242	2,929,823	24,212,963	2,782,819

Basic and diluted net loss per share	$(0.16)	$(1.05)	$(0.29)	$(2.33)

Pro forma basic and diluted:

Shares used above	24,483,242	2,929,823	24,212,963	2,782,819

Pro forma adjustment to reflect weighted average effect of assumed conversion of preferred stock	—	13,859,102	—	13,777,921

Pro forma weighted average shares of common stock outstanding	24,483,242	16,788,925	24,212,963	16,560,740

Basic and diluted pro forma net loss per share	$(0.16)	$(0.18)	$(0.29)	$(0.39)

4.      Deferred Stock Compensation

     During 2000 and 1999, in connection with the grant of certain options to employees and directors, AtheroGenics recorded non-cash deferred stock compensation of $12,093,928 and $1,895,160, respectively, representing the difference between the exercise price and the deemed fair value of AtheroGenics’ common stock on the dates these stock options were granted. These amounts are included as a reduction of shareholders’ equity and are being amortized over the vesting periods of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. The fair value of AtheroGenics common stock for purposes of this calculation was determined based on the business factors underlying the value of common stock on the date such option grants were made. During the six months ended June 30, 2001, AtheroGenics recorded a total of $911,193 of amortization of deferred stock compensation, as compared to $3,952,059 during the same period in the prior year. Through June 30, 2001, the deferred stock compensation has decreased by $1,395,735 for options that were forfeited.

     In June 2001, in connection with the grant of certain warrants as part of a licensing agreement with National Jewish Medical and Research Center and options granted for the addition of new members to our Scientific Advisory Board, AtheroGenics recorded non-cash deferred stock compensation of $1,092,000. The fair value of the warrants and options for purposes of this calculation was determined by using the Black Scholes model. These amounts are included as a reduction of shareholders’ equity and are being amortized over the vesting periods of the individual warrants and options, generally four years, using the graded vesting method. During the six months ended June 30, 2001, AtheroGenics recorded a total of $109,200 of amortization of deferred stock compensation for these warrants and options.

     At June 30, 2001, AtheroGenics had a total of $4,606,951 remaining to be amortized over the vesting periods of the stock options.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read with the financial statements and related footnotes and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2000. The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made.

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

     On June 19, 2001, we completed a private placement of 3,585,000 shares of our common stock that raised gross proceeds of $20.6 million. Net proceeds were approximately $18.8 million. Both new and existing investors participated in the transaction.

     On June 29, 2001, we entered a worldwide exclusive license agreement with National Jewish to discover and develop novel therapeutics for the treatment of inflammation and asthma. We plan to use these licensed technologies for the discovery and development of a new class of anti-inflammatory drug candidates.

     To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales and, excluding the effect of certain license fees of a non-recurring nature received in connection with entering into an exclusive license agreement, we expect to incur significant losses in most years prior to deriving any such product revenue as we continue to increase research and development cost. We have incurred significant losses since we began operations in 1994 and as of June 30, 2001, we had an accumulated deficit of $50.7 million. There can be no assurance if or when we will become profitable. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products.

RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended June 30, 2001 and 2000

Revenues

     Total revenues were $481,245 for the three months ended June 30, 2001, compared to $2.1 million in the three months ended June 30, 2000. License fees of $277,778 and $833,333 during the three months ended June 30, 2001 and 2000, respectively, were attributable to the exclusive license agreement signed in October 1999 with Schering-Plough Corporation (“Schering-Plough”). This amount represents the earned portion of the $5.0 million initial license fee, which was amortized over 18 months. Research and development revenues related to the license agreement were $203,467 for the three months ended June 30, 2001 and $1.2 million for the three months ended June 30, 2000. The decline of total revenue of $1.6 million is due to the completion of the amortization of the initial $5 million license fee in April 2001 and the lower billings related our Phase II clinical study.

Expenses

     Research and Development. Research and development expenses were $3.8 million for the three months ended June 30, 2001, compared to $2.7 million for the three months ended June 30, 2000. The increase of $1.1 million, or 41%, reflects the planned expansion of our internal research and development capabilities, higher costs associated with the AGIX-4207 clinical trials and pre-clinical costs related to our other product development programs.

     General and Administrative. General and administrative expenses were $946,621 for the three months ended June 30, 2001, compared to $575,177 for the three months ended June 30, 2000. The increase of $371,444, or 65%, was primarily due to higher professional fees and the addition of administrative personnel to support the continued growth of our research and development efforts.

     Amortization of Deferred Stock Compensation. In 2000 and 1999, we recorded non-cash deferred stock compensation totaling approximately $14.0 million for options granted with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. In June 2001, we recorded non-cash deferred stock compensation totaling approximately $1.1 million for certain warrants granted in connection with a licensing agreement with National Jewish Medical and Research Center and options granted to new members of our Scientific Advisory Board. Amortization of deferred stock compensation was $225,576 for the three months ended June 30, 2001, compared to $2.0 million for the three months ended June 30, 2000. This deferred stock compensation is being amortized using the graded vesting method, which results in higher amortization in the earlier years. In addition, an adjustment of $716,053 was made in the second quarter of 2001 to reduce amortization expense for options that have been forfeited.

Net Interest Income

     Net interest income was $588,570 for the three months ended June 30, 2001 as compared to net interest income of $136,532 for the three months ended June 30, 2000. The increase in net interest income was due to an increased level of investments with funds received from our Initial Public Offering.

Comparison of the Six Month Periods Ended June 30, 2001 and 2000

Revenues

     Total revenues were $1.9 million for the six months ended June 30, 2001, compared to $4.2 million in the six months ended June 30, 2000. License fees of $1.1 million and $1.7 million during the six months ended June 30, 2001 and 2000, respectively, were attributable to the exclusive license agreement signed in October 1999 with Schering-Plough. This amount represents the earned portion of the $5.0 million initial license fee, which was amortized over 18 months. Research and development revenues related to the license agreement were $800,556 for the six months ended June 30, 2001 and $2.5 million for the six months ended June 30, 2000. The total revenue variance of $2.2 million is due to the completion of the amortization of the initial $5.0 million license fee in April 2001 and the lower billings related our Phase II clinical study.

Expenses

     Research and Development. Research and development expenses were $7.4 million for the six months ended June 30, 2001, compared to $5.6 million for the six months ended June 30, 2000. The increase of $1.8 million, or 32%, reflects the planned expansion of our internal research and development capabilities, higher costs associated with the AGIX-4207 clinical trials and pre-clinical costs related to our other product development programs.

     General and Administrative. General and administrative expenses were $1.9 million for the six months ended June 30, 2001, compared to $1.4 million for the six months ended June 30, 2000. The increase of $533,733, or 39%, was primarily due to higher professional fees and the addition of administrative personnel to support the continued growth of our research and development efforts.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation was $1.0 million for the six months ended June 30, 2001, compared to $4.0 million for the six months ended June 30, 2000. This deferred stock compensation is being amortized using the graded vesting method, which results in higher amortization in the earlier years. In addition, an adjustment of $753,666 was made during the first two quarters of 2001 to reduce amortization expense for options that have been forfeited.

Net Interest Income

     Net interest income was $1.4 million for the six months ended June 30, 2001 as compared to net interest income of $294,299 for the six months ended June 30, 2000. The increase in net interest income was due to an increased level of investments with funds received from our Initial Public Offering.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private placements of preferred stock and our Initial Public Offering of 6.9 million shares of our common stock that raised net proceeds of $49.4 million. In June 2001, we completed a private placement of 3,585,000 shares of our common stock that raised gross proceeds of $20.6 million. At June 30, 2001, we had cash, cash equivalents and short-term investments of $68.1 million, compared with $54.0 million at December 31, 2000. Working capital at June 30, 2001 was $65.0 million, compared to $52.4 million at December 31, 2000. The increase in cash, cash equivalents, short-term investments and working capital is primarily due to the funds received from the private placement of our common stock in June 2001.

     Net cash used in operating activities was $6.0 million for the six months ended June 30, 2001, compared to $4.9 million for the six months ended June 30, 2000. The increase in the use of cash in operating activities is principally due to the funding of net losses, excluding non-cash charges.

     Net cash provided by investing activities was $22.4 million for the six months ended June 30, 2001, compared to $503,704 used in investing activities for the six months ended June 30, 2000. Net cash provided by investing activities during the six months ended June 30, 2001 consisted primarily of the sales of short-term investments, with the proceeds reinvested in cash equivalents, partially offset by the purchase of equipment and leasehold improvements.

     Net cash provided by financing activities was $20.6 million for the six months ended June 30, 2001, compared to $673,643 provided by financing activities for the six months ended June 30, 2000. Net cash provided by financing activities in 2001 consisted primarily of $20.6 million received from the private placement of our common stock in June 2001. Net cash provided by financing activities in 2000 consisted primarily of proceeds from the exercise of preferred stock warrants and common stock options.

     Based upon the current status of our product development and commercialization plans, we believe that our existing cash and cash equivalents will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

•	the status of product development;

•	the time and cost involved in conducting clinical trials and obtaining regulatory approvals;

•	filing, prosecuting and enforcing patent claims;

•	competing technological and market developments; and

•	our ability to market and distribute our future products and establish new licensing agreements.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of AtheroGenics. AtheroGenics and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and our other filings with the Securities and Exchange Commission and in our reports to our shareholders. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including projections about our future results of operations or our financial condition, our licensing relationship with Schering-Plough, our anticipated product commercialization strategies, and anticipated trends in our business, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and speak only as of their dates. AtheroGenics undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	AGI-1067 and AGIX-4207 may fail in clinical trials;

•	our ability to generate positive cash flow in light of our history of operating losses;

•	our ability to successfully develop our other product candidates;

•	our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;

•	possible delays in our clinical trials;

•	our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates;

•	if Schering-Plough decides to terminate our exclusive license agreement, we would lose access to their substantial development, commercial and financial resources, which could materially adversely affect our ability to develop and commercialize AGI-1067;

•	the receipt and timing of milestone payments from Schering-Plough is uncertain;

•	our ability to protect adequately or enforce our intellectual property rights or secure rights to third party patents;

•	the ability of our competitors to develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates;

•	third parties’ failure to synthesize and manufacture our product candidates could delay our clinical trials or hinder our commercialization prospects;

•	our ability to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions;

•	our ability to attract, retain and motivate skilled personnel and cultivate key academic collaborations;

•	if we need additional financing and cannot obtain it, we may not be able to develop or market our products;

•	our ability to obtain an adequate level of reimbursement or acceptable prices for our products; and

•	if plaintiffs bring product liability lawsuits against us, we may incur substantial financial loss or may be unable to obtain future product liability insurance at reasonable prices, if at all, either of which could diminish our ability to commercialize our future products.

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

PART II — OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds

     On June 19, 2001, we sold 3,585,000 shares of our common stock at a price per share of $5.75 to 19 institutional and sophisticated investors in a private placement. The net proceeds from the private placement were $18.8 million after deducting offering expenses of $1.8 million. In connection with this transaction, we filed a registration statement with the SEC on June 29, 2001 to register the shares for resale.

     On June 29, 2001, we issued a warrant to National Jewish Medical and Research Center purchase up to 40,000 shares of common stock at an exercise price of $6.00 per share in connection with an exclusive license agreement. In a related transaction, we also granted warrants to purchase up to 30,000 shares of common stock at an exercise price of $6.00 per share to each of Erwin W. Gelfand, M.D. and Gary L. Johnson, Ph.D., the principal inventors of the technology licensed under the license agreement, in consideration for the sale of a limited liability company owned by Drs. Gelfand and Johnson. All of the warrants are subject to a vesting period, and are exercisable until June 2011.

     The issuance of the warrants and the shares of common stock sold in the private placement were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and warrants issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

     The Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-31140) effective August 8, 2000. The net proceeds from the sale of the 6,900,000 shares of common stock registered pursuant to the Registration Statement (including the exercise of the underwriters’ over-allotment option) were $49.4 million after deducting underwriting discounts of $3.9 million and offering expenses of $1.9 million.

     We expect to use the proceeds from our Initial Public Offering for research and development activities, including clinical trials, process development and manufacturing support, and for general corporate purposes, including working capital. A portion of the proceeds may be used to acquire or invest in complementary businesses, products or technologies. As of June 30, 2001, the proceeds have been applied toward:

•	purchases of fixed assets and leasehold improvements, $556,000;

•	operating activities, $6.0 million; and

•	investments in highly liquid, interest bearing, investment grade securities, $4.6 million.

Item 4.      Submission of Matters to a Vote of Security Holders

     Our annual meeting of shareholders was held on April 18, 2001. At the annual meeting, the shareholders of AtheroGenics (1) elected one Class I director to serve until the 2004 Annual Meeting of Shareholders, (2) ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2001, and (3) approved the AtheroGenics, Inc. 2001 Equity Ownership Plan.

     We had 23,960,305 shares of common stock outstanding as of March 1, 2001, the record date of the annual meeting. At the annual meeting, we had 19,633,011 shares of common stock present in person or represented by proxy for the three proposals indicated above. The following sets forth detailed information regarding the results of the voting at the annual meeting:

     Proposal 1.      Election of one Class I director

Name of Nominee	No. of Votes For	No. of Votes Withheld

Vaughn D. Bryson	19,653,461	9,550

     Proposal 2.      Ratification of the appointment of independent auditors

No. of Votes For	No. of Votes Withheld	Abstention

19,659,911	1,800	1,300

     Proposal 3.      Approval of the AtheroGenics, Inc. 2001 Equity Ownership Plan

No. of Votes For	No. of Votes Withheld	Abstention

15,123,355	1,136,775	6,770

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
10.16*	Form of Common Stock Purchase Agreement dated as of June 19, 2001 between AtheroGenics, Inc. and the Purchasers named therein.

10.17**+	Exclusive License Agreement dated as of June 29, 2001 between AtheroGenics, Inc. and National Jewish Medical and Research Center.

*	Filed as the exhibit with the same number with AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-64228, on June 29, 2001, and incorporated herein by reference.

**	Filed as the exhibit with the same number with Amendment No. 1 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-64228, on July 23, 2001 and incorporated herein by reference.

+	Certain confidential information contained in this document will omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

(b)  Reports on Form 8-K

We filed a report on Form 8-K on May 21, 2001 under Item 5 to report the Phase II clinical results for AGI-1067.

We filed a report on Form 8-K on June 19, 2001 under Item 5 describing our plans to complete a private placement of 3,585,000 shares of our common stock to new and existing shareholders in order to raise gross proceeds of $20.6 million.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHEROGENICS, INC.

Date:	August 13, 2001.	By:	/s/ RUSSELL M. MEDFORD

RUSSELL M. MEDFORD, M.D., PH.D. President and

Chief Executive Officer

Date:	August 13, 2001.	By:	/s/ MARK P. COLONNESE

MARK P. COLONNESE
Vice President of Finance and Administration and

Chief Financial Officer (Principal Accounting and

Financial Officer)