Form 10-Q
period 2001-10-04
ATHEROGENICS INC
filed 2001-11-14
CIK 1107601

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission File No. 0-31261

ATHEROGENICS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-210832
(State of incorporation)	(I.R.S. Employer Identification Number)

8995 Westside Parkway, Alpharetta, Georgia 30004
(Address of registrant's principal executive offices, including zip code)

_______________________

(Registrant's telephone number, including area code): (678) 336-2500

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No [   ]

As of November 9, 2001, there were 27,793,173 shares of the registrant's common stock outstanding.

_________________________

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (unaudited)

Condensed Balance Sheets
September 30, 2001 and December 31, 2000 (audited)	3

Condensed Statements of Operations
Three and nine months ended September 30, 2001 and 2000	4

Condensed Statements of Cash Flows
Nine months ended September 30, 2001 and 2000	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	12

Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES	14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ATHEROGENICS, INC.
  CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$44,305,168	$26,463,070
Short-term investments	18,146,250	27,518,169
Accounts receivable	538,511	1,138,244
Prepaid expenses, note receivable and other current assets	732,028	545,826

Total current assets	63,721,957	55,665,309
Equipment and leasehold improvements:
Laboratory equipment	1,506,705	1,352,692
Leasehold improvements	1,352,270	966,869
Computer and office equipment	831,731	476,276
Construction in progress	14,250	131,185

	3,704,956	2,927,022
Less accumulated depreciation and amortization	1,506,124	1,152,028

	2,198,832	1,774,994
Long-term note receivable	132,174	158,648

Total assets	$66,052,963	$57,598,951

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 503,906	$ 504,991
Accrued development costs	901,737	342,210
Accrued liabilities	747,913	517,312
Accrued compensation	608,817	640,975
Current portion of capitalized lease obligation	94,349	125,759
Deferred revenues	--	1,111,111

Total current liabilities	2,856,722	3,242,358
Long-term portion of capitalized lease obligation	--	84,907
Shareholders' equity:
Preferred stock, no par value: Authorized - 5,000,000 shares	--	--
Common stock, no par value: Authorized - 100,000,000 shares;
issued and outstanding - 27,785,223 and 23,909,295
at September 30, 2001 and December 31, 2000, respectively	121,708,097	103,608,655
Warrants	771,713	225,713
Deferred stock compensation	(3,791,133)	(5,930,880)
Accumulated deficit	(55,550,528)	(43,638,404)
Accumulated other comprehensive income	58,092	6,602

Total shareholders' equity	63,196,241	54,271,686

Total liabilities and shareholders' equity	$66,052,963	$57,598,951

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues:
License fees	$ --	$ 833,333	$ 1,111,111	$ 2,499,999
Research and development	538,511	1,071,822	1,339,067	3,560,486

Total revenues	538,511	1,905,155	2,450,178	6,060,485
Operating expenses:
Research and development, excluding
amortization of deferred stock compensation	4,236,143	3,597,324	11,654,926	9,211,361
General and administrative, excluding
amortization of deferred stock compensation	942,574	764,967	2,837,846	2,126,506
Amortization of deferred stock compensation	815,819	2,018,616	1,836,212	5,970,675

Total operating expenses	5,994,536	6,380,907	16,328,984	17,308,542

Operating loss	(5,456,025)	(4,475,752)	(13,878,806)	(11,248,027)
Net interest income	593,806	512,221	1,966,682	806,520

Net loss	$(4,862,219)	$(3,963,531)	$(11,912,124)	$(10,441,537)

Net loss per share - basic and diluted	$ (0.18)	$ (0.30)	$ (0.47)	$ (1.66)

Weighted average shares outstanding
- basic and diluted	27,763,830	13,399,032	25,409,593	6,295,537

Pro forma net loss per share - basic and diluted	$ (0.18)	$ (0.20)	$ (0.47)	$ (0.59)

Pro forma weighted average shares outstanding
- basic and diluted	27,763,830	20,174,593	25,409,593	17,705,747

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2001	2000

Operating Activities:
Net loss	$(11,912,124)	$(10,441,537)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	354,096	316,755
Amortization of deferred stock compensation	1,836,212	5,970,675
Stock issued for services	29,778	60,652
Changes in operating assets and liabilities:
Accounts receivable	599,733	(81,767)
Prepaid expenses, note receivable and other assets	(159,728)	(621,396)
Accounts payable	(1,085)	(77,714)
Accrued liabilities	655,356	812,368
Deferred revenues	(1,111,111)	(2,500,000)

Net cash used in operating activities	(9,708,873)	(6,561,964)
Investing Activities:
Purchases of equipment and leasehold improvements	(777,934)	(555,943)
Sales of short-term investments	9,423,409	--

Net cash provided by (used in) investing activities	8,645,475	(555,943)
Financing Activities:
Payments on capital lease	(116,317)	(162,027)
Proceeds from the issuance of common stock	18,928,055	49,429,251
Proceeds from the exercise of preferred stock warrants	--	636,635
Proceeds from the issuance of common stock options	93,758	180,785

Net cash provided by financing activities	18,905,496	50,084,644

Increase in cash and cash equivalents	17,842,098	42,966,737
Cash and cash equivalents at beginning of period	26,463,070	13,409,450

Cash and cash equivalents at end of period	$ 44,305,168	$ 56,376,187

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 21,437	$ 29,122
Equipment purchased under capitalized lease obligations	--	222,500

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

2.   Recently Issued Accounting Standards

In October 2001, FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  The statement supersedes FAS 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and supersedes the provisions of APB Opinion 30, Reporting the Results of Operations-Discontinued Events and Extraordinary Items, with regard to reporting the effects of a disposal of a segment of a business.  The statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale.  Under the statement, more dispositions will qualify for discontinued operations treatment in the income statement, as it requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred.

The statement is effective for fiscal years beginning after December 15, 2001.

3.   Net Loss per Share and Pro Forma Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding.  Shares associated with stock options and warrants and the convertible preferred stock are not included because they are antidilutive.

Pro forma net loss per share is computed using the weighted average number of shares of common stock outstanding, including pro forma effects of the automatic conversion of outstanding redeemable convertible preferred stock into shares of AtheroGenics' common stock effective upon the closing of AtheroGenics' initial public offering as if the conversion occurred on the date of original issuance.

The following is a reconciliation of the numerator and denominator of basic and diluted and pro forma basic and diluted net loss per share amounts:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Basic and diluted:
Net loss	$ (4,862,219)	$ (3,963,531)	$ (11,912,124)	$ (10,441,537)

Weighted average shares used in
computing basic and diluted
net loss per share	27,763,830	13,399,032	25,409,593	6,295,537

Basic and diluted net loss per share	$ (0.18)	$ (0.30)	$ (0.47)	$ (1.66)

Pro forma basic and diluted:
Shares used above	27,763,830	13,399,032	25,409,593	6,295,537
Pro forma adjustment to reflect
weighted average effect of
assumed conversion of
preferred stock	--	6,775,561	--	11,410,210

Pro forma weighted average shares
of common stock outstanding	27,763,830	20,174,593	25,409,593	17,705,747

Basic and diluted pro forma net
loss per share	$ (0.18)	$ (0.20)	$ (0.47)	$ (0.59)

4.   Deferred Stock Compensation

During 2000 and 1999, in connection with the grant of certain options to employees and directors, AtheroGenics recorded non-cash deferred stock compensation of $12,093,928 and $1,895,160, respectively, representing the difference between the exercise price and the deemed fair value of AtheroGenics' common stock on the dates these stock options were granted.  These amounts are included as a reduction of shareholders' equity and are being amortized over the vesting periods of the individual options, generally four years, using the graded vesting method.  The graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting.  The fair value of AtheroGenics common stock for purposes of this calculation was determined based on the business factors underlying the value of common stock on the date such option grants were made.  During the nine months ended September 30, 2001, AtheroGenics recorded a total of $1,613,666 of amortization of deferred stock compensation, as compared to $5,970,675 during the same period in the prior year.  Through September 30, 2001, the deferred stock compensation has decreased by $1,395,735 for options that were forfeited.

In June 2001, in connection with the grant of certain warrants as part of a licensing agreement with National Jewish Medical and Research Center and options granted for the addition of new members to our Scientific Advisory Board, AtheroGenics recorded non-cash deferred stock compensation of $1,092,000.  The fair value of the warrants and options for purposes of this calculation was determined by using the Black Scholes model.  These amounts are included as a reduction of shareholders' equity and are being amortized over the vesting periods of the individual warrants and options, generally four years, using the graded vesting method.  During the nine months ended September 30, 2001, AtheroGenics recorded a total of $222,546 of amortization of deferred stock compensation for these warrants and options.

At September 30, 2001, AtheroGenics had a total of $3,791,133 remaining to be amortized over the vesting periods of the stock options.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read with the financial statements and related footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in AtheroGenics' Annual Report on Form 10-K.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.  The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made.

OVERVIEW

Since our operations began in 1994, we have focused on the discovery and development of novel therapeutics for the treatment of chronic inflammatory diseases.  Based on our proprietary vascular protectant technology platform, we have advanced two drug candidates into development, and are progressing on a number of other pre-clinical programs.  Our lead product candidate, AGI-1067, is currently in Phase II clinical trials for the treatment and prevention of post-angioplasty restenosis.  Our second product candidate, AGIX-4207, and related compound AGIX-4207 I.V., are currently in Phase I clinical trials to assess the safety and tolerability for the treatment of rheumatoid arthritis.  We have also nominated a third compound for clinical development, AGI-1096, a novel oral agent being developed for the prevention of solid organ transplant.

In June 2001, we completed a private placement of 3,585,000 shares of our common stock that raised gross proceeds of $20.6 million.  Net proceeds were approximately $18.9 million.  Both new and existing investors participated in the transaction.

In June 2001, we entered into a worldwide exclusive license agreement with National Jewish Medical and Research Center to use their proprietary MEK kinases technology platform and other technologies, to discover and develop novel therapeutics for the treatment of inflammation and asthma.

To date, we have devoted substantially all of our resources to research and development.  We have not received any commercial revenues from product sales.  Revenues have been derived from certain license fees of a non-recurring nature received in connection with entering into an exclusive license agreement with Schering-Plough Corporation.  This exclusive license agreement was recently terminated.  We expect to incur significant losses in most years prior to deriving any product revenue as we continue to increase research and development cost.  We have incurred significant losses since we began operations in 1994 and as of September 30, 2001, we had an accumulated deficit of $55.6 million.  We cannot assure you that we will become profitable.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.  Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products.

RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended September 30, 2001 and 2000

Revenues

Total revenues were $538,511 for the three months ended September 30, 2001, compared to $1.9 million in the three months ended September 30, 2000.  The decrease of $1.4 million was primarily due to the completion, in April 2001, of amortization of a $5.0 million license fee that favorably impacted last year's revenue.  In addition, research revenues attributable to the license agreement were lower, reflecting reduced activities as we completed the final stages of the CART-1 (Canadian Antioxidant Restenosis Trial-1) Phase II clinical trial for AGI-1067.  We expect a further decline in revenues as the license agreement has recently been terminated.

Expenses

Research and Development.  Research and development expenses were $4.2 million for the three months ended September 30, 2001, compared to $3.6 million for the three months ended September 30, 2000.  The increase of $638,819, or 18%, reflects higher costs associated with the AGIX-4207 clinical trials, pre-clinical costs related to our other product development programs and the planned expansion of our internal research and development capabilities, including increased headcount and related expenses.

General and Administrative.  General and administrative expenses were $942,574 for the three months ended September 30, 2001, compared to $764,967 for the three months ended September 30, 2000.  The increase of $177,607, or 23%, was primarily due to higher professional fees, including legal and accounting fees, related to operating as a public company.

Amortization of Deferred Stock Compensation.  In 2000 and 1999, we recorded non-cash deferred stock compensation totaling approximately $14.0 million for options granted with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates.  In June 2001, we recorded non-cash deferred stock compensation totaling approximately $1.1 million for certain warrants granted in connection with a licensing agreement with National Jewish Medical and Research Center and options granted to new members of our Scientific Advisory Board.  Amortization of deferred stock compensation was $815,819 for the three months ended September 30, 2001, compared to $2.0 million for the three months ended September 30, 2000.  This deferred stock compensation is being amortized using the graded vesting method, which results in higher amortization in the earlier years.

Net Interest Income

Net interest income was $593,806 for the three months ended September 30, 2001 as compared to net interest income of $512,221 for the three months ended September 30, 2000.  The increase in net interest income was due to an increased level of investments with funds received from our private placement financing.

Comparison of the Nine Month Periods Ended September 30, 2001 and 2000

Revenues

Total revenues were $2.5 million for the nine months ended September 30, 2001, compared to $6.1 million in the nine months ended September 30, 2000.  License fees of $1.1 million and $2.5 million during the nine months ended September 30, 2001 and 2000, respectively, were attributable to an exclusive license agreement signed in October 1999.  These amounts represent the earned portion of the $5.0 million initial license fee, which was amortized over 18 months.  Amortization of the license fee was completed in April 2001.  Research and development revenues related to the license agreement were $1.3 million for the nine months ended September 30, 2001 and $3.6 million for the nine months ended September 30, 2000.  The lower research revenues reflect reduced activities as we completed the final stages of the CART-1 Phase II clinical trial for AGI-1067.  We expect a further decline in revenues as the license agreement has recently been terminated.

Expenses

Research and Development.  Research and development expenses were $11.7 million for the nine months ended September 30, 2001, compared to $9.2 million for the nine months ended September 30, 2000.  The increase of $2.4 million, or 27%, reflects higher costs associated with the AGIX-4207 clinical trials, pre-clinical costs related to our other product development programs and the planned expansion of our internal research and development capabilities.

General and Administrative.  General and administrative expenses were $2.8 million for the nine months ended September 30, 2001, compared to $2.1 million for the nine months ended September 30, 2000.  The increase of $711,340, or 33%, was primarily due to higher professional fees related to operating as a public company and the addition of administrative personnel to support the continued growth of our research and development efforts.

Amortization of Deferred Stock Compensation.  Amortization of deferred stock compensation was $1.8 million for the nine months ended September 30, 2001, compared to $6.0 million for the nine months ended September 30, 2000.  This deferred stock compensation is being amortized using the graded vesting method, which results in higher amortization in the earlier years.  In addition, an adjustment of $753,666 was made during the first two quarters of 2001 to reduce amortization expense for options that have been forfeited.

Net Interest Income

Net interest income was $2.0 million for the nine months ended September 30, 2001 as compared to net interest income of $806,520 for the nine months ended September 30, 2000.  The increase in net interest income was due to an increased level of investments with funds received from our initial public offering and our private placement financing.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through private placements of preferred stock and our initial public offering of 6.9 million shares of our common stock that raised net proceeds of $49.4 million.  In June 2001, we completed a private placement of 3,585,000 shares of our common stock that raised net proceeds of $18.9 million.  At September 30, 2001, we had cash, cash equivalents and short-term investments of $62.5 million, compared with $54.0 million at December 31, 2000.  Working capital at September 30, 2001 was $60.9 million, compared to $52.4 million at December 31, 2000.  The increase in cash, cash equivalents, short-term investments and working capital is primarily due to the funds received from the private placement of our common stock in June 2001.

Net cash used in operating activities was $9.7 million for the nine months ended September 30, 2001, compared to $6.6 million for the nine months ended September 30, 2000.  The increase in the use of cash in operating activities is principally due to the funding of net losses, excluding non-cash charges.  We expect an increase in net cash used in operating activities as a result of the termination of our license agreement with Schering-Plough.

Net cash provided by investing activities was $8.6 million for the nine months ended September 30, 2001, compared to $555,943 used in investing activities for the nine months ended September 30, 2000.  Net cash provided by investing activities during the nine months ended September 30, 2001 consisted primarily of the sales of short-term investments, with the proceeds reinvested in cash equivalents, partially offset by the purchase of equipment and leasehold improvements.

Net cash provided by financing activities was $18.9 million for the nine months ended September 30, 2001, compared to $50.1 million provided by financing activities for the nine months ended September 30, 2000.  Net cash provided by financing activities in 2001 consisted primarily of $18.9 million received from the private placement of our common stock in June 2001.  Net cash provided by financing activities in 2000 consisted primarily of proceeds from our initial public offering, and the exercise of preferred stock warrants and common stock options.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of AtheroGenics.  AtheroGenics and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and our other filings with the Securities and Exchange Commission and in our reports to our shareholders.  Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements.  All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our future results of operations or our financial condition, research, development and commercialization of our product candidates and anticipated trends in our business, are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates.  AtheroGenics undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

-	AGI-1067, AGIX-4207, AGIX-4207 I.V. and AGI-1096 may fail in clinical trials;

-	our ability to generate positive cash flow in light of our history of operating losses;

-	our ability to successfully develop our other product candidates;

-	our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;

-	possible delays in our clinical trials;

-	our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates;

-

we will incur additional expenses for research and development of AGI-1067 as a result of the termination of our license agreement with  Schering-Plough, which could adversely impact our development of other product candidates and could materially adversely affect our financial liquidity;

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

We expect to use the proceeds from our initial public offering for research and development activities, including clinical trials, process development and manufacturing support, and for general corporate purposes, including working capital.  A portion of the proceeds may be used to acquire or invest in complementary businesses, products or technologies.  As of September 30, 2001, the proceeds have been applied toward:

-	purchases of fixed assets and leasehold improvements, $778,000;

-	operating activities, $9.7 million; and

-	investments in highly liquid, interest bearing, investment grade securities, $38.9 million.

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits

      Exhibit

10.16*	Form of Common Stock Purchase Agreement dated as of June 19, 2001 between AtheroGenics, Inc. and the Purchasers named therein.
10.17**+	Exclusive License Agreement dated as of June 29, 2001 between AtheroGenics, Inc. and National Jewish Medical and Research Center.
---------
*	Filed as the exhibit with the same number with AtheroGenics' Registration Statement on Form S-1, Registration No. 333-64228, on June 29, 2001, and incorporated herein by reference.
**	Filed as the exhibit with the same number with Amendment No. 1 to AtheroGenics' Registration Statement on Form S-1, Registration No. 333-64228, on July 23, 2001 and incorporated herein by reference.
+

Certain confidential information contained in this document has been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

 (b) Reports on Form 8-K

We filed a report on Form 8-K on July 13, 2001 under Item 5 to report our worldwide exclusive license agreement with National Jewish Medical and Research Center of Denver, Colorado.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHEROGENICS, INC.

Date: November 14, 2001.	By: /s/RUSSELL M. MEDFORD
RUSSELL M. MEDFORD, M.D., PH.D. President and Chief Executive Officer
Date: November 14, 2001.	By: /s/MARK P. COLONNESE
MARK P. COLONNESE Vice President of Finance and Administration and Chief Financial Officer (Principal Accounting and Financial Officer)