Form 10-Q
period 2002-03-31
ATHEROGENICS INC
filed 2002-05-13
CIK 1107601

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No [   ]

As of May 9, 2002, there were 27,924,529 shares of the registrant's common stock outstanding.

_________________________

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (unaudited)

Condensed Balance Sheets
March 31, 2002 and December 31, 2001	3

Condensed Statements of Operations
Three months ended March 31, 2002 and 2001	4

Condensed Statements of Cash Flows
Three months ended March 31, 2002 and 2001	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	11

Item 6. Exhibits and Reports on Form 8-K	11

SIGNATURES	12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ATHEROGENICS, INC.
  CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$ 32,580,844	$ 28,682,050
Short-term investments	19,200,566	29,757,945
Prepaid expenses, note receivable and other current assets	524,584	576,734

Total current assets	52,305,994	59,016,729
Equipment and leasehold improvements:
Laboratory equipment	2,260,700	1,861,221
Leasehold improvements	1,492,539	1,420,579
Computer and office equipment	1,063,638	968,329
Construction in progress	--	309,384

	4,816,877	4,559,513
Accumulated depreciation and amortization	(1,818,683)	(1,644,001)

	2,998,194	2,915,512
Long-term notes receivable	313,739	323,037

Total assets	$ 55,617,927	$ 62,255,278

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 828,187	$ 1,121,550
Accrued research and development costs	1,518,376	1,307,435
Accrued liabilities	581,793	541,809
Accrued compensation	400,069	902,571
Current portion of capitalized lease obligation	63,128	87,101

Total current liabilities	3,391,553	3,960,466

Shareholders' equity:
Preferred stock, no par value: Authorized - 5,000,000 shares	--	--
Common stock, no par value: Authorized - 100,000,000
shares; issued and outstanding - 27,912,861 and
27,834,773 shares at March 31, 2002 and
December 31, 2001, respectively	121,904,995	121,723,102
Warrants	769,306	771,713
Deferred stock compensation	(2,623,006)	(2,975,314)
Accumulated deficit	(67,841,702)	(61,277,987)
Accumulated other comprehensive income	16,781	53,298

Total shareholders' equity	52,226,374	58,294,812

Total liabilities and shareholders' equity	$ 55,617,927	$ 62,255,278

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2002	2001

Revenues:
License fees	$ --	$ 833,333
Research and development	--	597,089

Total revenues	--	1,430,422
Operating expenses:
Research and development, excluding
amortization of deferred stock compensation	5,385,614	3,571,888
General and administrative, excluding
amortization of deferred stock compensation	983,346	948,651
Amortization of deferred stock compensation	499,323	794,817

Total operating expenses	6,868,283	5,315,356

Operating loss	(6,868,283)	(3,884,934)
Net interest income	304,568	784,306

Net loss	$ (6,563,715)	$ (3,100,628)

Net loss per share - basic and diluted	$ (0.24)	$ (0.13)

Weighted average shares outstanding
- basic and diluted	27,876,269	23,939,682

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2002	2001

Operating activities:
Net loss	$ (6,563,715)	$ (3,100,628)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	174,682	108,486
Amortization of deferred stock compensation	499,323	794,817
Stock issued for services	--	18,437
Changes in operating assets and liabilities:
Accounts receivable	--	359,560
Prepaid expenses, notes receivable and other assets	61,448	36,174
Accounts payable	(293,363)	(178,909)
Accrued liabilities	(251,577)	(59,974)
Deferred revenues	--	(833,333)

Net cash used in operating activities	(6,373,202)	(2,855,370)
Investing activities:
Purchases of equipment and leasehold improvements	(257,364)	(336,947)
Sales of short-term investments	10,520,862	18,513,742

Net cash provided by investing activities	10,263,498	18,176,795
Financing activities:
Payments on capital lease	(23,973)	(45,187)
Proceeds from the exercise of common stock options	32,471	20,655

Net cash provided by (used in)
financing activities	8,498	(24,532)

Increase in cash and cash equivalents	3,898,794	15,296,893
Cash and cash equivalents at beginning of period	28,682,050	26,463,070

Cash and cash equivalents at end of period	$ 32,580,844	$ 41,759,963

Supplemental disclosures of cash flow information:
Interest paid	$ 3,245	$ 11,868
Valuation adjustment for variable options and warrants issued
for technology license agreement	147,015	--

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

The interim results should be read in conjunction with the financial statements and notes thereto included in AtheroGenics' Annual Report on Form 10-K for the year ended December 31, 2001.  Shareholders are encouraged to review the Form 10-K for a broader discussion of AtheroGenics' opportunities and risks inherent in the business.  Copies of the Form 10-K are available on request.

2.   Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Nos. 141, Business Combinations and SFAS 142, Accounting for Goodwill and Other Intangibles ("SFAS 141" and "SFAS 142").  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and provides new criteria for determining whether an acquired intangible asset should be recognized separately from goodwill.  SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  Intangible assets that have finite lives will continue to be amortized over their useful lives.  The adoption of SFAS 141 and SFAS 142 has had no impact on AtheroGenics' financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, ("SFAS 144") which is applicable to financial statements issued for fiscal years beginning after December 15, 2001.  SFAS 144 establishes a new method of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets.  The statement provides a single accounting model for long-lived assets to be disposed of and changes the criteria required to classify an asset as held-for-sale.  The adoption of SFAS 144 has had no impact on AtheroGenics' financial statements.

3.   Net Loss per Share

SFAS No. 128, Earnings per Share, requires presentation of both basic and diluted earnings per share.  Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner as basic earnings per share except that diluted earnings per share reflects the potential dilution that would occur if outstanding options and warrants were exercised.  Because AtheroGenics reported a net loss for all periods presented, shares associated with stock options and warrants are not included because they are antidilutive.  Basic and diluted net loss per share amounts are the same for these periods.

4.   Deferred Stock Compensation

During 2000 and 1999, in connection with the grant of certain options to employees and directors, AtheroGenics recorded non-cash deferred stock compensation of $12,093,928 and $1,895,160, respectively, representing the difference between the exercise price and the deemed fair value of AtheroGenics' common stock on the dates these stock options were granted.  These amounts are included as a reduction of shareholders' equity and are being amortized over the vesting periods of the individual options, generally four years, using the graded vesting method.  The graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting.  The fair value of AtheroGenics common stock for purposes of this calculation was determined based on the business factors underlying the value of common stock on the date such option grants were made.  During the three months ended March 31, 2002, AtheroGenics recorded a total of $392,010 of amortization of deferred stock compensation, as compared to $794,817 during the same period in the prior year.  Through March 31, 2002, the deferred stock compensation has been decreased by $1,395,735 for options that were forfeited.

During 2001, in connection with the grant of certain warrants as part of a licensing agreement with National Jewish Medical and Research Center and options granted for the addition of new members to our Scientific Advisory Board, AtheroGenics recorded non-cash deferred stock compensation of $1,092,000.  The fair value of the warrants and options for purposes of this calculation was determined by using the Black Scholes model.  These amounts are included as a reduction of shareholders' equity and are being amortized over the vesting periods of the individual warrants and options, generally four years, using the graded vesting method.  At March 31, 2002, AtheroGenics recorded an additional $147,015 in deferred stock compensation to properly reflect the current fair market value of these warrants and options.  During the three months ended March 31, 2002, AtheroGenics recorded a total of $107,313 of amortization of deferred stock compensation for these warrants and options.

At March 31, 2002, AtheroGenics had a total of $2,623,006 remaining to be amortized over the vesting periods of all stock options and warrants.

5.  Bank Credit Agreements

On March 6, 2002, AtheroGenics entered into a revolving credit facility with Silicon Valley Bank for up to a maximum amount of $5,000,000 to be used for working capital requirements.  Under the terms of the facility, interest on advances is charged at the Bank's prime rate plus 1.50% per year, provided that certain liquidity levels are maintained; otherwise interest will be charged at prime rate plus 2.0% per year.  Amounts borrowed under the revolving credit facility may be repaid and reborrowed at any time and from time to time during the term of the facility.  The revolving line of credit terminates on September 5, 2004 and all outstanding amounts and accrued interest will be due and payable on that date.  As of March 31, 2002, there was no outstanding balance under the revolving credit facility.

In addition, on March 6, 2002, AtheroGenics entered into an equipment loan facility with Silicon Valley Bank for up to a maximum amount of $2,500,000 to be used to finance existing and new equipment purchases.  Under the terms of the facility, AtheroGenics may request up to six equipment advances until September 6, 2002.  The interest rate on the equipment advances will be equal to the greater of (1) the Bank's prime rate plus 3.0% or (2) 7.5% per year and will be fixed at the time of each advance.  Amounts borrowed under the equipment loan facility will be repaid in 33 equal installments of principal and interest beginning on the first business day of the month following an advance.  As of March 31, 2002, there was no outstanding balance under the equipment loan facility.

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

OVERVIEW

Since our operations began in 1994, we have focused on the discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases, such as atherosclerosis, rheumatoid arthritis and asthma.  Based on our proprietary vascular protectant technology platform, we have advanced three drug candidates into development, and are progressing on a number of other pre-clinical programs.  Our lead drug candidate, AGI-1067, is currently in Phase IIb clinical trials for the treatment and prevention of post-angioplasty restenosis and atherosclerosis.  Our second drug candidate, AGIX-4207, has completed initial Phase I clinical trials in both oral and intravenous formulations to assess the safety and tolerability for the treatment of rheumatoid arthritis, and we are designing Phase II clinical trials.  Our third drug candidate, AGI-1096, is in Phase I clinical trials to assess the safety and tolerability of this compound, which is being developed for the prevention of solid organ transplant rejection.

To date, we have devoted substantially all of our resources to research and development.  We have not received any commercial revenues from product sales.  Revenues have been derived from certain license fees of a non-recurring nature received in connection with entering into an exclusive license agreement.  This exclusive license agreement was terminated in October 2001.  We expect to incur significant losses in most years prior to deriving any product revenue as we continue to increase research and development costs.  We have incurred significant losses since we began operations in 1994 and as of March 31, 2002, we had an accumulated deficit of $67.8 million.  We cannot assure you that we will become profitable.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.  Our ability to achieve profitability depends upon a variety of factors, including our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products.

RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended March 31, 2002 and 2001

Revenues

There were no revenues during the three months ended March 31, 2002, compared to $1.4 million in the three months ended March 31, 2001.  Last year's revenue of $1.4 million was due to the amortization of the remaining $5.0 million license fee payment and research and development revenue attributable to a license agreement that was terminated in October 2001.

Expenses

Research and Development.  Research and development expenses were $5.4 million for the three months ended March 31, 2002, compared to $3.6 million for the three months ended March 31, 2001.  The increase of $1.8 million, or 51%, reflects higher costs associated with conducting clinical trials for AGI-1067, AGIX-4207 I.V. and AGI-1096.  Drug discovery activities related to our MEKK anti-inflammation technology platform have also contributed to the increase in research expenses.

General and Administrative.  General and administrative expenses were $983,346 for the three months ended March 31, 2002, compared to $948,651 for the three months ended March 31, 2001.  The slight increase of $34,695, or 4%, in expenses was due to the impact of ordinary increases in compensation and administrative operating costs.

Amortization of Deferred Stock Compensation.  In 2000 and 1999, we recorded non-cash deferred stock compensation totaling approximately $14.0 million for options granted with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates.  In June 2001, we recorded non-cash deferred stock compensation totaling approximately $1.1 million for certain warrants granted in connection with a licensing agreement with National Jewish Medical and Research Center and options granted to new members of our Scientific Advisory Board.  Amortization of deferred stock compensation was $499,323 for the three months ended March 31, 2002, compared to $794,817 for the three months ended March 31, 2001.  This deferred stock compensation is being amortized using the graded vesting method, which results in higher amortization in the earlier years.

Net Interest Income

Net interest income was $304,568 for the three months ended March 31, 2002 as compared to net interest income of $784,306 for the three months ended March 31, 2001.  The decrease in net interest income is a reflection of lower average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through private placements of preferred stock and our initial public offering of 6.9 million shares of our common stock that raised net proceeds of $49.4 million.  In June 2001, we completed a private placement of 3.6 million shares of our common stock that raised net proceeds of $18.9 million.  At March 31, 2002, we had cash, cash equivalents and short-term investments of $51.8 million, compared with $58.4 million at December 31, 2001.  Working capital at March 31, 2002 was $48.9 million, compared to $55.1 million at December 31, 2001.  The decrease in cash, cash equivalents, short-term investments and working capital is primarily due to the use of funds for operating purposes and purchases of equipment.

Net cash used in operating activities was $6.4 million for the three months ended March 31, 2002, compared to $2.9 million for the three months ended March 31, 2001.  The increase in the use of cash in operating activities is principally due to increased expenditures for the CART-2 Phase IIb study for AGI-1067 and Phase I clinical trials for AGIX-4207 I.V. and AGI-1096.

Net cash provided by investing activities was $10.3 million for the three months ended March 31, 2002, compared to $18.2 million provided by investing activities for the three months ended March 31, 2001.  Net cash provided by investing activities during the three months ended March 31, 2002 and 2001 consisted primarily of the sales of short-term investments, with the proceeds reinvested in cash equivalents, partially offset by the purchase of equipment and leasehold improvements.

Net cash provided by financing activities was $8,498 for the three months ended March 31, 2002, compared to $24,532 used in financing activities for the three months ended March 31, 2001.  Net cash provided by financing activities in the three months ended March 31, 2002 consisted primarily of proceeds from the exercise of common stock options offset by capital lease payments.  Net cash used in financing activities in the three months ended March 31, 2001 consisted primarily of capital lease payments offset by proceeds from the exercise of common stock options.  In March 2002, we entered into a revolving credit facility with Silicon Valley Bank in the amount of up to $5.0 million to be used for working capital requirements.  In addition, we entered into an equipment loan facility with Silicon Valley Bank in the amount of up to $2.5 million to be used to finance existing and new equipment purchases.  At March 31, 2002 there were no outstanding balances on either the revolving credit facility or the equipment loan facility.

As collateral for the revolving credit facility and for the equipment loan facility, AtheroGenics granted to Silicon Valley Bank a security interest in all of its assets other than its intellectual property, and granted a negative pledge on its intellectual property.

Based upon the current status of our product development and commercialization plans, we believe that our existing cash and cash equivalents, along with our revolving credit facility and equipment loan facility with Silicon Valley Bank, will be adequate to satisfy our capital needs for at least the next 12 months.  However, our actual capital requirements will depend on many factors, including:

-	the status of product development;

-	the time and cost involved in conducting clinical trials and obtaining regulatory approvals;

-	the costs of filing, prosecuting and enforcing patent and other intellectual property claims;

-	competing technological and market developments; and

-	our ability to market and distribute our future products and establish new licensing agreements.

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

The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

-	AGI-1067, AGIX-4207, AGIX-4207 I.V. and AGI-1096 may fail in clinical trials;

-	our ability to generate positive cash flow in light of our history of operating losses;

-	our ability to successfully develop our other product candidates;

-	our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;

-	possible delays in our clinical trials;

-	our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates;

-	our ability to protect adequately or enforce our intellectual property rights or secure rights to third party patents;

-	the ability of our competitors to develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates;

-	third parties' failure to synthesize and manufacture our product candidates could delay our clinical trials or hinder our commercialization prospects;

-	our ability to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions;

-	our ability to attract, retain and motivate skilled personnel and cultivate key academic collaborations;

-	our inability to obtain additional financing on satisfactory terms, which could preclude us from developing or marketing our products;

-	our ability to obtain an adequate level of reimbursement or acceptable prices for our products; and

-	if plaintiffs bring product liability lawsuits against us, we may incur substantial financial loss or may
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

We expect to use the proceeds from our initial public offering for research and development activities, including clinical trials, process development and manufacturing support, and for general corporate purposes, including working capital.  A portion of the proceeds may be used to acquire or invest in complementary businesses, products or technologies.  As of March 31, 2002, the proceeds have been applied toward:

-	purchases of fixed assets and leasehold improvements, $1.9 million;

-	operating activities, $19.2 million; and

-	investments in highly liquid, interest bearing, investment grade securities, $28.3 million.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.
10.20(a)*	Revolving Promissory Note dated March 6, 2002 between AtheroGenics, Inc. and Silicon Valley
Bank.

10.20(b)*	Equipment Term Note dated March 6, 2002 between AtheroGenics, Inc. and Silicon Valley
Bank.

10.20(c)*	Loan and Security Agreement dated March 6, 2002 between AtheroGenics, Inc. and Silicon
Valley Bank.

10.20(d)*	Negative Pledge Agreement dated March 6, 2002 between AtheroGenics, Inc. and Silicon Valley
Bank.
__________
* Filed herewith.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHEROGENICS, INC.

Date: May 10, 2002	By: /s/MARK P. COLONNESE
MARK P. COLONNESE
Senior Vice President of Finance and Administration and
Chief Financial Officer (Principal Accounting and
Financial Officer)