Form 10-Q
period 2002-06-30
ATHEROGENICS INC
filed 2002-08-13
CIK 1107601

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No [   ]

As of August 12, 2002, there were 27,970,669 shares of the registrant's common stock outstanding.

_________________________

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (unaudited)

Condensed Balance Sheets
June 30, 2002 and December 31, 2001	3

Condensed Statements of Operations
Three and six months ended June 30, 2002 and 2001	4

Condensed Statements of Cash Flows
Six months ended June 30, 2002 and 2001	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 6. Exhibits and Reports on Form 8-K	12

SIGNATURES	13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ATHEROGENICS, INC.
  CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$ 28,517,229	$ 28,682,050
Short-term investments	18,081,797	29,757,945
Prepaid expenses, notes receivable and other current assets	515,777	576,734

Total current assets	47,114,803	59,016,729

Fixed assets, net of accumulated depreciation	2,951,741	2,915,512
Notes receivable, net of current portion	451,351	323,037

Total assets	$ 50,517,895	$ 62,255,278

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 701,499	$ 1,121,550
Accrued research and development costs	1,511,418	1,307,435
Accrued liabilities	677,531	541,809
Accrued compensation	565,155	902,571
Current portion of equipment loan facility and
capitalized lease obligation	364,898	87,101

Total current liabilities	3,820,501	3,960,466

Equipment loan facility, net of current portion	532,143	--

Shareholders' equity:
Preferred stock, no par value: Authorized - 5,000,000 shares	--	--
Common stock, no par value: Authorized - 100,000,000
shares; issued and outstanding - 27,932,351 and
27,834,773 shares at June 30, 2002 and
December 31, 2001, respectively	121,931,045	121,723,102
Warrants	769,306	771,713
Deferred stock compensation	(2,123,683)	(2,975,314)
Accumulated deficit	(74,414,196)	(61,277,987)
Accumulated other comprehensive income	2,779	53,298

Total shareholders' equity	46,165,251	58,294,812

Total liabilities and shareholders' equity	$ 50,517,895	$ 62,255,278

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues:
License fees	$ --	$ 277,778	$ --	$ 1,111,111
Research and development	--	203,467	--	800,556

Total revenues	--	481,245	--	1,911,667

Operating expenses:
Research and development	5,317,582	3,846,895	10,703,196	7,418,783
General and administrative	1,024,849	946,621	2,008,195	1,895,272
Amortization of deferred stock
compensation	499,323	225,576	998,646	1,020,393

Total operating expenses	6,841,754	5,019,092	13,710,037	10,334,448

Operating loss	(6,841,754)	(4,537,847)	(13,710,037)	(8,422,781)
Net interest income	269,260	588,570	573,828	1,372,876

Net loss	$ (6,572,494)	$ (3,949,277)	$ (13,136,209)	$ (7,049,905)

Net loss per share -
basic and diluted	$ (0.24)	$ (0.16)	$ (0.47)	$ (0.29)

Weighted average shares outstanding -
basic and diluted	27,925,386	24,483,242	27,900,963	24,212,963

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2002	2001

Operating activities:
Net loss	$ (13,136,209)	$ (7,049,905)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	359,113	224,215
Amortization of deferred stock compensation	998,646	1,020,393
Stock issued for services	--	29,778
Changes in operating assets and liabilities:
Accounts receivable	--	885,086
Prepaid expenses, notes receivable and other assets	(67,357)	(102,206)
Accounts payable	(420,051)	(219,592)
Accrued liabilities	2,289	363,887
Deferred revenues	--	(1,111,111)

Net cash used in operating activities	(12,263,569)	(5,959,455)
Investing activities:
Purchases of equipment and leasehold improvements	(395,342)	(556,358)
Sales of short-term investments	11,625,629	22,958,316

Net cash provided by investing activities	11,230,287	22,401,958
Financing activities:
Proceeds from equipment loan facility	936,851	--
Payments on capital lease and equipment loan facility	(126,911)	(79,930)
Proceeds from the issuance of common stock in a private placement	--	20,613,750
Proceeds from the exercise of common stock options	58,521	69,450

Net cash provided by financing activities	868,461	20,603,270

(Decrease) increase in cash and cash equivalents	(164,821)	37,045,773
Cash and cash equivalents at beginning of period	28,682,050	26,463,070

Cash and cash equivalents at end of period	$ 28,517,229	$ 63,508,843

Supplemental disclosures of cash flow information:
Interest paid	$ 17,255	$ 17,157
Valuation adjustment for variable options and warrants issued
for technology license agreement	147,015	--

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
  (Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for a fair presentation of the financial position, results of operations and cash flows of AtheroGenics for the interim periods presented.  Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission.  Interim results are not necessarily indicative of results for the full year.

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

4.   Deferred Stock Compensation

During 2000 and 1999, in connection with the grant of certain options to employees and directors, AtheroGenics recorded non-cash deferred stock compensation of $12,093,928 and $1,895,160, respectively, representing the difference between the exercise price and the deemed fair value of AtheroGenics' common stock on the dates these stock options were granted.  These amounts are included as a reduction of shareholders' equity and are being amortized over the vesting periods of the individual options, generally four years, using the graded vesting method.  The graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting.  The fair value of AtheroGenics' common stock for purposes of this calculation was determined based on the business factors underlying the value of common stock on the date such option grants were made.  During the six months ended June 30, 2002, AtheroGenics recorded a total of $784,020 of amortization of deferred stock compensation, as compared to $911,193 during the same period in 2001.  Through June 30, 2002, the deferred stock compensation has been decreased by $1,395,735 for options that were forfeited.

During 2001, in connection with the grant of certain warrants as part of a licensing agreement with National Jewish Medical and Research Center regarding MEK kinases technology and options granted for the addition of new members to our Scientific Advisory Board, AtheroGenics recorded non-cash deferred stock compensation of $1,092,000.  The fair value of the warrants and options for purposes of this calculation was determined by using the Black Scholes model.  These amounts are included as a reduction of shareholders' equity and are being amortized over the vesting periods of the individual warrants and options, generally four years, using the graded vesting method.  At March 31, 2002, AtheroGenics recorded an additional $147,015 in deferred stock compensation to properly reflect the current fair market value of these warrants and options.  During the six months ended June 30, 2002, AtheroGenics recorded a total of $214,626 of amortization of deferred stock compensation, as compared to $109,200 during the same period in 2001 for these warrants and options.

At June 30, 2002, AtheroGenics had a total of $2,123,683 remaining to be amortized over the vesting periods of all stock options and warrants.

5.  Bank Credit Agreements

In March 2002, AtheroGenics entered into a revolving credit facility with Silicon Valley Bank for up to a maximum amount of $5,000,000 to be used for working capital requirements.  Under the terms of the facility, interest on advances is charged at the Bank's prime rate plus 1.50% per year, provided that certain liquidity levels are maintained; otherwise interest will be charged at prime rate plus 2.0% per year.  Amounts borrowed under the revolving credit facility may be repaid and reborrowed at any time and from time to time during the term of the facility.  The revolving line of credit terminates on September 5, 2004 and all outstanding amounts and accrued interest will be due and payable on that date.  As of June 30, 2002, there were no outstanding balances under the revolving credit facility.

In addition, in March 2002, AtheroGenics entered into an equipment loan facility with Silicon Valley Bank for up to a maximum amount of $2,500,000 to be used to finance existing and new equipment purchases.  Under the terms of the facility, AtheroGenics may request up to six equipment advances until September 6, 2002.  The interest rate on the equipment advances will be equal to the greater of (1) the Bank's prime rate plus 3.0% or (2) 7.5% per year and will be fixed at the time of each advance.  Amounts borrowed under the equipment loan facility will be repaid in 33 equal installments of principal and interest beginning on the first business day of the month following an advance.  As of June 30, 2002, there was an outstanding balance of $854,150 under the equipment loan facility.

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

OVERVIEW

Since our operations began in 1994, we have focused on the discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases, such as atherosclerosis, rheumatoid arthritis and asthma.  Based on our proprietary vascular protectant technology platform, we have advanced three drug candidates into development, and are progressing on a number of other pre-clinical programs.  Our lead drug candidate, AGI-1067, is currently in a Phase IIb clinical trial for atherosclerosis and post-angioplasty restenosis.  We are currently working in cooperation with the Food and Drug Administration to define the Phase III clinical development program for AGI-1067 as an oral therapy for atherosclerosis in patients with established coronary artery disease.  Our second drug candidate, AGIX-4207, has completed initial Phase I clinical trials in both oral and intravenous formulations which assessed the safety and tolerability for the treatment of rheumatoid arthritis, and we are preparing for Phase II clinical trials.  Our third drug candidate, AGI-1096, is in Phase I clinical trials to assess the safety and tolerability of this compound, which is being developed for the prevention of transplant rejection.

To date, we have devoted substantially all of our resources to research and development.  We have not received any commercial revenues from product sales.  Revenues have been derived from certain license fees of a non-recurring nature received in connection with entering into an exclusive license agreement.  We terminated this exclusive license agreement in October 2001.  We expect to incur significant losses in most years prior to deriving any product revenue as we continue to increase research and development costs.  We have incurred significant losses since we began operations in 1994 and as of June 30, 2002, we had an accumulated deficit of $74.4 million.  We cannot assure you that we will become profitable.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.  Our ability to achieve profitability depends upon a variety of factors, including our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products.

RESULTS OF OPERATIONS

Comparison of the Three and Six Month Periods Ended June 30, 2002 and 2001

Revenues

There were no revenues during the three and six months ended June 30, 2002, compared to $481,245 and $1.9 million, respectively, during the same periods in 2001.  Last year's revenues reflected the amortization of a $5.0 million license fee payment and research and development revenue attributable to a license agreement that we terminated in October 2001.

Expenses

Research and Development.  Research and development expenses increased 38% to $5.3 million for the quarter ended June 30, 2002, from $3.8 million for the comparable period in 2001, and 44% to $10.7 million for the six months ended June 30, 2002 from $7.4 million in the comparable period in 2001.  The increase in research and development expenses for the three and six months ended June 30, 2002, was primarily due to higher costs associated with conducting clinical trials for AGI-1067 and AGIX-4207 I.V.

General and Administrative.  General and administrative expenses increased 8% to $1.0 million for the quarter ended June 30, 2002, from $946,621 for the comparable period in 2001, and 6% to $2.0 million for the six months ended June 30, 2002 from $1.9 million in the comparable period in 2001.  The increase in general and administrative expenses for the three and six months ended June 30, 2002, was due to increased recruiting and relocation costs in addition to the impact of ordinary increases in compensation and administrative operating costs.

Amortization of Deferred Stock Compensation.  In 2000 and 1999, we recorded non-cash deferred stock compensation totaling approximately $14.0 million for options granted with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates.  In June 2001, we recorded non-cash deferred stock compensation totaling approximately $1.1 million for certain warrants granted in connection with a licensing agreement with National Jewish Medical and Research Center and options granted to new members of our Scientific Advisory Board.  Amortization of deferred stock compensation was $499,323 for the quarter ended June 30, 2002, compared to $255,576 for the same period in 2001, and $998,646 for the six months ended June 30, 2002 compared to $1.0 million for the same period in 2001.  The increase in the quarter ended June 30, 2002 is due to the additional deferred stock compensation related to the National Jewish options and warrants.  The decrease in the six months ended June 30, 2002 is due to the deferred stock compensation being amortized using the graded vesting method, which results in higher amortization in the earlier years.

Net Interest Income

Net interest income decreased 54% from $588,750 for the quarter ended June 30, 2001 to $269,260 for the quarter ended June 30, 2002.  Net interest income decreased 58% from $1.4 million six months ended June 30, 2001 to $573,828 for the six months ended June 30, 2002.  The decrease in net interest income is a reflection of lower average interest rates and lower investment balances.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through private placements of our stock and our initial public offering in August 2000 that raised net proceeds of $49.4 million.  At June 30, 2002, we had cash, cash equivalents and short-term investments of $46.6 million, compared with $58.4 million at December 31, 2001.  Working capital at June 30, 2002 was $43.3 million, compared to $55.1 million at December 31, 2001.  The decrease in cash, cash equivalents, short-term investments and working capital is primarily due to the use of funds for operating purposes and purchases of equipment.

Net cash used in operating activities was $12.3 million for the six months ended June 30, 2002, compared to $6.0 million for the six months ended June 30, 2001.  The increase in the use of cash in operating activities is principally due to increased expenditures for the CART-2 Phase IIb study for AGI-1067 and Phase I clinical trials for AGIX-4207 I.V.

Net cash provided by investing activities was $11.2 million for the six months ended June 30, 2002, compared to $22.4 million provided by investing activities for the six months ended June 30, 2001.  Net cash provided by investing activities during the six months ended June 30, 2002 and 2001 consisted primarily of the sales of short-term investments, with the proceeds reinvested in interest bearing cash equivalents, partially offset by the purchase of equipment and leasehold improvements.

Net cash provided by financing activities was $868,461 for the six months ended June 30, 2002, compared to $20.6 million provided by financing activities for the same period in 2001.  Net cash provided by financing activities in the six months ended June 30, 2002 consisted primarily of proceeds from the equipment loan facility and exercise of common stock options offset by capital lease payments.  Net cash provided by financing activities in the six months ended June 30, 2001 consisted of proceeds of $20.6 million from the private placement of 3.6 million shares of our common stock.  In March 2002, we entered into a revolving credit facility with Silicon Valley Bank in the amount of up to $5.0 million to be used for working capital requirements.  In addition, we entered into an equipment loan facility with Silicon Valley Bank in the amount of up to $2.5 million to be used to finance existing and new equipment purchases.  At June 30, 2002 there was no outstanding balance on the revolving credit facility and an outstanding balance of $854,150 on the equipment loan facility.

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

The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

-	AGI-1067, AGIX-4207, AGIX-4207 I.V. and AGI-1096 may fail in clinical trials;

-	our ability to generate positive cash flow in light of our history of operating losses;

-	our ability to successfully develop our other product candidates;

-	our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;

-	possible delays in our clinical trials;

-	our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates;

-	our need to comply with applicable regulatory requirements in the manufacture and distribution of our products to avoid incurring penalties that may inhibit our ability to commercialize our products;

-	our ability to protect adequately or enforce our intellectual property rights or secure rights to third party patents;

-	the ability of our competitors to develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates;

-	third parties' failure to synthesize and manufacture our product candidates could delay our clinical trials or hinder our commercialization prospects;

-	our ability to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions;

-	our ability to attract, retain and motivate skilled personnel and cultivate key academic collaborations;

-	our inability to obtain additional financing on satisfactory terms, which could preclude us from developing or marketing our products;

-	our ability to obtain an adequate level of reimbursement or acceptable prices for our products; and

-	if plaintiffs bring product liability lawsuits against us, we may incur substantial financial loss or may
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

We expect to use the proceeds from our initial public offering for research and development activities, including clinical trials, process development and manufacturing support, and for general corporate purposes, including working capital.  A portion of the proceeds may be used to acquire or invest in complementary businesses, products or technologies.  As of June 30, 2002, the proceeds have been applied toward:

-	purchases of fixed assets and leasehold improvements, $2.0 million;

-	operating activities, $25.0 million; and

-	investments in highly liquid, interest bearing, investment grade securities, $22.4 million.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 24, 2002.  At the annual meeting, the shareholders of AtheroGenics (1) elected three Class II directors to serve until the 2005 Annual Meeting of Shareholders and (2) ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002.

We had 27,891,756 shares of common stock outstanding as of March 1, 2002, the record date of the annual meeting.  At the annual meeting, we had 21,748,228 share of common stock present in person or represented by proxy for the two proposals indicated above.  The following sets forth detailed information regarding the results of the voting at the annual meeting:

Proposal 1.	Election of three Class II directors

	Name of Nominee	No. of Votes For	No. of Votes Withheld

	R. Wayne Alexander	21,719,628	28,600
	William A. Scott	21,719,028	29,200
	Stephen A. Sudovar	21,708,063	40,165

Proposal 2.	Ratifications of the appointment of independent auditors

	No. of Votes For	No. of Votes Against	Abstention

	21,735,560	6,500	6,168

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.
10.21*	Promissory Note and Stock Pledge Agreement dated as of April 15, 2002 between
AtheroGenics, Inc. and Mark P. Colonnese.

__________
* Filed herewith.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHEROGENICS, INC.

Date: August 13, 2002	By: /s/MARK P. COLONNESE
MARK P. COLONNESE
Senior Vice President of Finance and Administration and
Chief Financial Officer (Principal Accounting and
Financial Officer)