Form 10-Q
period 2002-09-30
ATHEROGENICS INC
filed 2002-11-14
CIK 1107601

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No [   ]

As of November 12, 2002, there were 28,128,099 shares of the registrant's common stock outstanding.

_________________________

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (unaudited)

Condensed Balance Sheets
September 30, 2002 and December 31, 2001	3

Condensed Statements of Operations
Three and nine months ended September 30, 2002 and 2001	4

Condensed Statements of Cash Flows
Nine months ended September 30, 2002 and 2001	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	11

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	11

Item 6. Exhibits and Reports on Form 8-K	11

SIGNATURES	12

CERTIFICATIONS	13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ATHEROGENICS, INC.
  CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$ 29,654,344	$ 28,682,050
Short-term investments	11,545,958	29,757,945
Prepaid expenses, notes receivable and other current assets	590,689	576,734

Total current assets	41,790,991	59,016,729

Fixed assets, net of accumulated depreciation	2,854,999	2,915,512
Notes receivable, net of current portion	241,723	323,037

Total assets	$ 44,887,713	$ 62,255,278

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 1,524,694	$ 1,121,550
Accrued compensation	1,024,151	902,571
Accrued research and development costs	989,776	1,307,435
Accrued liabilities	690,770	541,809
Current portion of equipment loan facility and
capitalized lease obligation	350,145	87,101

Total current liabilities	4,579,536	3,960,466

Equipment loan facility, net of current portion	447,679	--

Shareholders' equity:
Preferred stock, no par value: Authorized - 5,000,000 shares	--	--
Common stock, no par value: Authorized - 100,000,000
shares; issued and outstanding - 28,128,099 and
27,834,773 shares at September 30, 2002 and
December 31, 2001, respectively	122,106,327	121,723,102
Warrants	678,076	771,713
Deferred stock compensation	(1,584,486)	(2,975,314)
Accumulated deficit	(81,340,919)	(61,277,987)
Accumulated other comprehensive income	1,500	53,298

Total shareholders' equity	39,860,498	58,294,812

Total liabilities and shareholders' equity	$ 44,887,713	$ 62,255,278

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues:
License fees	$ --	$ --	$ --	$ 1,111,111
Research and development	--	538,511	--	1,339,067

Total revenues	--	538,511	--	2,450,178

Operating expenses:
Research and development	5,700,117	4,236,143	16,403,313	11,654,926
General and administrative	989,292	942,574	2,997,487	2,837,846
Amortization of deferred stock
compensation	443,371	815,819	1,442,017	1,836,212

Total operating expenses	7,132,780	5,994,536	20,842,817	16,328,984

Operating loss	(7,132,780)	(5,456,025)	(20,842,817)	(13,878,806)
Net interest income	206,057	593,806	779,885	1,966,682

Net loss	$ (6,926,723)	$ (4,862,219)	$ (20,062,932)	$ (11,912,124)

Net loss per share -
basic and diluted	$ (0.25)	$ (0.18)	$ (0.72)	$ (0.47)

Weighted average shares outstanding -
basic and diluted	27,979,930	27,763,830	27,927,575	25,409,593

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2002	2001

Operating activities:
Net loss	$ (20,062,932)	$ (11,912,124)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	549,292	354,096
Amortization of deferred stock compensation	1,442,017	1,836,212
Stock issued for services	--	29,778
Changes in operating assets and liabilities:
Accounts receivable	--	599,733
Prepaid expenses, notes receivable and other assets	67,359	(159,728)
Accounts payable	403,144	(1,085)
Accrued liabilities	(47,118)	655,356
Deferred revenues	--	(1,111,111)

Net cash used in operating activities	(17,648,238)	(9,708,873)

Investing activities:
Purchases of equipment and leasehold improvements	(488,779)	(777,934)
Sales of short-term investments	18,160,189	9,423,409

Net cash provided by investing activities	17,671,410	8,645,475

Financing activities:
Proceeds from equipment loan facility	936,851	--
Payments on equipment loan facility and capital lease obligation	(226,128)	(116,317)
Proceeds from the issuance of common stock in a private placement	--	18,928,055
Proceeds from the exercise of common stock options	238,399	93,758

Net cash provided by financing activities	949,122	18,905,496

Increase in cash and cash equivalents	972,294	17,842,098
Cash and cash equivalents at beginning of period	28,682,050	26,463,070

Cash and cash equivalents at end of period	$ 29,654,344	$ 44,305,168

Supplemental disclosures of cash flow information:
Interest paid	$ 34,986	$ 21,437
Valuation adjustment for variable options and warrants issued
for technology license agreement	(30,200)	--

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

2.   Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, ("SFAS 144") which is applicable to financial statements issued for fiscal years beginning after December 15, 2001.  SFAS 144 establishes a new method of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets.  The statement provides a single accounting model for long-lived assets to be disposed of and changes the criteria required to classify an asset as held-for-sale.  The adoption of SFAS 144 has had no impact on AtheroGenics' financial statements.

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

4.   Deferred Stock Compensation

Deferred compensation for options granted to employees represents the difference between the exercise price and the deemed fair value of AtheroGenics' common stock on the dates these stock options were granted.  The deferred compensation is included as a reduction of shareholders' equity and is amortized over the vesting periods of the individual options, generally four years, using the graded vesting method.  The graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting.

Deferred compensation for options and warrants granted to consultants is determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, as the fair value of the equity instruments issued.  Deferred compensation for options and warrants granted to consultants is adjusted to fair market value on each balance sheet date.

At September 30, 2002, AtheroGenics had a total of $1,584,486 remaining to be amortized over the vesting periods of all stock options and warrants.

5.  Bank Credit Agreements

In March 2002, AtheroGenics entered into a revolving credit facility with Silicon Valley Bank for up to a maximum amount of $5,000,000 to be used for working capital requirements.  Under the terms of the facility, interest on advances is charged at the Bank's prime rate plus 1.50% per year, provided that certain liquidity levels are maintained; otherwise interest will be charged at prime rate plus 2.0% per year.  Amounts borrowed under the revolving credit facility may be repaid and reborrowed at any time and from time to time during the term of the facility.  The revolving line of credit terminates on September 5, 2004 and all outstanding amounts and accrued interest will be due and payable on that date.  As of September 30, 2002, there were no outstanding balances under the revolving credit facility.

In addition, in March 2002, AtheroGenics entered into an equipment loan facility with Silicon Valley Bank for up to a maximum amount of $2,500,000 to be used to finance existing and new equipment purchases.  Under the terms of the facility, AtheroGenics may request up to six equipment advances until December 6, 2002.  The interest rate on the equipment advances will be equal to the greater of (1) the Bank's prime rate plus 3.0% or (2) 7.5% per year and will be fixed at the time of each advance.  Amounts borrowed under the equipment loan facility will be repaid in 33 equal installments of principal and interest beginning on the first business day of the month following an advance.  As of September 30, 2002, there was an outstanding balance of $775,965 under the equipment loan facility.

As collateral for the revolving credit facility and for the equipment loan facility, AtheroGenics granted to Silicon Valley Bank a security interest in all of its assets other than its intellectual property, and granted a negative pledge on its intellectual property.

6.  Subsequent Events

On November 8, 2002, the board of directors of AtheroGenics elected David Bearman to serve as a Class I director for a term expiring at the 2004 Annual Meeting of Shareholders and in accordance with AtheroGenics' bylaws.  Mr. Bearman was also appointed to the audit committee of the board.

On November 13, 2002, AtheroGenics filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission.  Under this shelf registration statement, AtheroGenics may sell common stock in one or more offerings up to a total dollar amount of $75 million.

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

OVERVIEW

Since our operations began in 1994, we have focused on the discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases, including heart disease (atherosclerosis), rheumatoid arthritis and asthma.  Based on our proprietary vascular protectant technology platform, we have four drug programs in the clinic, and are progressing on a number of other preclinical programs.  Our most advanced clinical compound, AGI-1067, is in a Phase IIb clinical trial for atherosclerosis and post-angioplasty restenosis.  We are currently working in cooperation with the Food and Drug Administration to define the Phase III clinical development program for AGI-1067 as an oral therapy for atherosclerosis in patients with established coronary artery disease.  Our second clinical compound, AGIX-4207, is a novel oral agent being tested in a Phase II clinical program for the treatment of rheumatoid arthritis.  AGIX-4207 I.V. is an intravenous rheumatoid arthritis treatment that has completed a Phase I clinical trial.  AGI-1096 is a novel, oral agent that has completed a Phase I clinical trial for the prevention of transplant rejection.

To date, we have devoted substantially all of our resources to research and development.  We have not received any commercial revenues from product sales.  Revenues have been derived from certain license fees of a non-recurring nature received in connection with entering into an exclusive license agreement.  We terminated this exclusive license agreement in October 2001.  We expect to incur significant losses in most years prior to deriving any product revenue as we continue to increase research and development costs.  We have incurred significant losses since we began operations in 1994 and as of September 30, 2002, we had an accumulated deficit of $81.3 million.  We cannot assure you that we will become profitable.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.  Our ability to achieve profitability depends upon a variety of factors, including our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Month Periods Ended September 30, 2002 and 2001

Revenues

There were no revenues during the three and nine months ended September 30, 2002, compared to $538,511 and $2.5 million, respectively, during the same periods in 2001.  Last year's revenues reflected the amortization of a $5.0 million license fee payment and research and development revenue attributable to a license agreement that we terminated in October 2001.

Expenses

Research and Development.  Research and development expenses increased 35% to $5.7 million for the quarter ended September 30, 2002, from $4.2 million for the comparable period in 2001, and 41% to $16.4 million for the nine months ended September 30, 2002 from $11.7 million in the comparable period in 2001.  The increase in research and development expenses for the three months ended September 30, 2002, was primarily due to higher costs associated with conducting the ongoing clinical trials for AGI-1067.  For the nine months ended September 30, 2002, the increase was primarily due to higher costs associated with the clinical trials for AGI-1067, as well as increases in costs related to ongoing research programs.

General and Administrative.  General and administrative expenses increased 5% to $1.0 million for the quarter ended September 30, 2002, from $942,574 for the comparable period in 2001, and 6% to $3.0 million for the nine months ended September 30, 2002 from $2.8 million in the comparable period in 2001.  The increase in general and administrative expenses for the three and nine months ended September 30, 2002, was due to increased recruiting and relocation costs in addition to the impact of normal inflationary increases in compensation and administrative operating costs.

Amortization of Deferred Stock Compensation.  Amortization of deferred stock compensation was $443,371 for the quarter ended September 30, 2002, compared to $815,819 for the same period in 2001, and $1.4 million for the nine months ended September 30, 2002 compared to $1.8 million for the same period in 2001.  The decrease in the three and nine months ended September 30, 2002 is due to the deferred stock compensation being amortized using the graded vesting method, which results in higher amortization in the earlier years.  Also contributing to the decrease were adjustments for forfeited options.  These decreases were partially offset by revaluing options and warrants granted to consultants to current fair market value.

Net Interest Income

Net interest income decreased 65% from $593,806 for the quarter ended September 30, 2001 to $206,057 for the quarter ended September 30, 2002.  Net interest income decreased 60% from $2.0 million for the nine months ended September 30, 2001 to $779,885 for the nine months ended September 30, 2002.  The decrease in net interest income is a reflection of lower average interest rates and lower investment balances.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through sales of equity securities and payments received from a license agreement.  At September 30, 2002, we had cash, cash equivalents and short-term investments of $41.2 million, compared with $58.4 million at December 31, 2001.  Working capital at September 30, 2002 was $37.2 million, compared to $55.1 million at December 31, 2001.  The decrease in cash, cash equivalents, short-term investments and working capital is primarily due to the use of funds for operating purposes and purchases of equipment.

Net cash used in operating activities was $17.6 million for the nine months ended September 30, 2002, compared to $9.7 million for the nine months ended September 30, 2001.  The increase in the use of cash in operating activities is principally due to the expenditures for the CART-2 Phase IIb study for AGI-1067 and other ongoing product development activities.

Net cash provided by investing activities was $17.7 million for the nine months ended September 30, 2002, compared to $8.6 million provided by investing activities for the nine months ended September 30, 2001.  Net cash provided by investing activities during the nine months ended September 30, 2002 and 2001 consisted primarily of the sales of short-term investments, with the proceeds reinvested in interest bearing cash equivalents, partially offset by the purchase of equipment and leasehold improvements.

Net cash provided by financing activities was $949,122 for the nine months ended September 30, 2002, compared to $18.9 million provided by financing activities for the same period in 2001.  Net cash provided by financing activities in the nine months ended September 30, 2002 consisted primarily of proceeds from the equipment loan facility and exercise of common stock options offset by capital lease payments.  Net cash provided by financing activities in the nine months ended September 30, 2001 consisted of net proceeds of $18.9 million from the private placement of 3.6 million shares of our common stock.  In March 2002, we entered into a revolving credit facility with Silicon Valley Bank in the amount of up to $5.0 million to be used for working capital requirements.  In addition, we entered into an equipment loan facility with Silicon Valley Bank in the amount of up to $2.5 million to be used to finance existing and new equipment purchases.  At September 30, 2002 there was no outstanding balance on the revolving credit facility and an outstanding balance of $775,965 on the equipment loan facility.

Based upon the current status of our product development and commercialization plans, we believe that our existing cash and cash equivalents, along with our revolving credit facility and equipment loan facility with Silicon Valley Bank, will be adequate to satisfy our capital needs for at least the next 12 months.   However, our actual capital requirements will depend on many factors, including:

-	the status of product development;

-	the time and cost involved in conducting clinical trials and obtaining regulatory approvals;

-	the costs of filing, prosecuting and enforcing patent and other intellectual property claims;

-	competing technological and market developments; and

-	our ability to establish new licensing agreements.

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

The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

-	AGI-1067, AGIX-4207, AGIX-4207 I.V. and AGI-1096 may fail in clinical trials;

-	our ability to generate positive cash flow in light of our history of operating losses;

-	our inability to obtain additional financing on satisfactory terms, which could preclude us from developing or marketing our products;

-	our ability to successfully develop our other product candidates;

-	our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;

-	possible delays in our clinical trials;

-	our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates;

-	our need to comply with applicable regulatory requirements in the manufacture and distribution of our products to avoid incurring penalties that may inhibit our ability to commercialize our products;

-	our ability to protect adequately or enforce our intellectual property rights or secure rights to third party patents;

-	the ability of our competitors to develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates;

-	third parties' failure to synthesize and manufacture our product candidates, which could delay our clinical trials or hinder our commercialization prospects;

-	our ability to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions;

-	our ability to attract, retain and motivate skilled personnel and cultivate key academic collaborations;

-	our ability to obtain an adequate level of reimbursement or acceptable prices for our products; and

-	if plaintiffs bring product liability lawsuits against us, we may incur substantial financial loss or may
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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for AtheroGenics.  Our disclosure controls and procedures include our "internal controls," as that term is used in Section 302 of the Sarbenes-Oxley Act of 2002 and described in the Security and Exchange Commission's Release No. 34-46427 (August 29, 2002).  Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.  As a result, there were no corrective actions to be taken.

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

We expect to use the proceeds from our initial public offering for research and development activities, including clinical trials, process development and manufacturing support, and for general corporate purposes, including working capital.  A portion of the proceeds may be used to acquire or invest in complementary businesses, products or technologies.  As of September 30, 2002, the proceeds have been applied toward:

-	purchases of fixed assets and leasehold improvements, $2.1 million;

-	operating activities, $30.4 million; and

-	investments in highly liquid, interest bearing, investment grade securities, $16.9 million.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.
10.22*	Separation and Consulting Agreement and General Release dated as of October 3, 2002 between
AtheroGenics, Inc. and Mitchell Glass, M.D.
__________

* Filed herewith.

(b) Reports on Form 8-K

 None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHEROGENICS, INC.

Date: November 14, 2002	By: /s/ MARK P. COLONNESE
MARK P. COLONNESE
Senior Vice President of Finance and Administration and
Chief Financial Officer (Principal Financial and
Chief Accounting Officer)

CERTIFICATIONS

I, Russell M. Medford, President and Chief Executive Officer, certify that:

   1.   I have reviewed this quarterly report on Form 10-Q of AtheroGenics, Inc.;

   2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

   4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within
               90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ RUSSELL M. MEDFORD
Russell M. Medford
President and Chief Executive Officer

I, Mark Colonnese, Senior Vice President of Finance and Administration and Chief Financial Officer, certify that:

   1.   I have reviewed this quarterly report on Form 10-Q of AtheroGenics, Inc.;

   2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

   4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within
               90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ MARK P. COLONNESE
Mark P. Colonnese
Senior Vice President of Finance and
Administration and Chief Financial Officer