Form 10-K
period 2002-12-31
ATHEROGENICS INC
filed 2003-03-28
CIK 1107601

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 0-31261

AtheroGenics, Inc.

(Exact name of Registrant as specified in its charter)

Georgia	58-2108232
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

8995 Westside Parkway,	(678) 336-2500
Alpharetta, Georgia 30004	(Registrant’s telephone number, including area code)
(Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, No Par Value
Common Stock Purchase Rights
___________________

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☒  No ☐

     The aggregate market value of the 15,154,734 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the Nasdaq National Market as of the last business day of AtheroGenics’ most recently completed second fiscal quarter (June 28, 2002), was approximately $108,659,443. AtheroGenics has no nonvoting common equity.

     The number of shares outstanding of each of the registrant’s classes of common stock, as of March 21, 2003: 36,430,460 (one class).

Documents Incorporated by Reference:

     Portions of the proxy statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2003 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

ATHEROGENICS, INC
FORM 10-K

i

PART I

Item 1. Business

Overview

     AtheroGenics is a research-based pharmaceutical company incorporated in the State of Georgia in 1993. We are focused on the discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases, such as atherosclerosis, rheumatoid arthritis, organ transplant rejection and asthma. We have developed a proprietary vascular protectant, or v-protectant™, technology platform to discover drugs to treat these types of diseases. Based on our v-protectant™ technology platform, we have advanced three drug candidates into clinical development and are pursuing a number of other pre-clinical programs.

     Our first v-protectants™ are drug candidates that block the production of proteins that are necessary to initiate and maintain inflammation. For example, one of these proteins, VCAM-1, binds to white blood cells that accumulate at the site of inflammation and directs these cells in their migration from the bloodstream into the tissue. We believe that v-protectants™ can suppress chronic inflammation by blocking production of VCAM-1 without undermining the body’s ability to protect itself against infection.

     AGI-1067 is our v-protectant™ candidate that is most advanced in clinical development. AGI-1067 is designed to benefit patients with coronary heart disease, which is atherosclerosis of the blood vessels of the heart. Atherosclerosis is a common disease that results from inflammation and the buildup of plaque in arterial blood vessel walls. We recently announced that we are proceeding with the initiation of a pivotal Phase III clinical trial with our novel, oral anti-inflammatory drug candidate, AGI-1067, for the treatment of atherosclerosis in patients with coronary heart disease. The clinical trial will be referred to as ARISE (Aggressive Reduction of Inflammation Stops Events). The ARISE trial will be conducted in cardiac centers throughout the United States, Canada, South Africa and the United Kingdom, and will evaluate the impact of AGI-1067 on important clinical outcome measures including death due to coronary heart disease; myocardial infarction, or heart attack; stroke; coronary re-vascularization; and unstable angina, or chest pain, in patients who have coronary heart disease. The study will assess the incremental benefits of AGI-1067 over the current “standard of care” in this patient population. As such, all patients in the trial, including those on placebo, will be receiving other appropriate heart disease medications, including statins and other cholesterol-lowering therapies, high blood pressure medications and anti-clotting agents. ARISE will enroll 4,000 patients who will be followed for an average of 18 months or until a minimum of 1,160 primary events have occurred. The acceleration of our Phase III clinical trial program follows the successful End of Phase II meeting held with the U.S. Food and Drug Administration mid-2002. The ARISE trial follows the positive findings of our Phase II CART-1 clinical trial.

     AGIX-4207, our second v-protectant™ candidate, is a novel oral agent being developed for the treatment of the signs and symptoms of rheumatoid arthritis. In February 2002, we received results from the Phase I clinical trial, which demonstrated that AGIX-4207 was well tolerated over the single and multiple dose ranges studied. Adverse events were generally mild and not considered clinically significant. In September 2002, we commenced a Phase II clinical trial to evaluate the effect of orally administered AGIX-4207, on biological markers, or biomarkers, of inflammation in rheumatoid arthritis patients currently being treated with infusions of infliximab, which goes by the prescription drug name Remicade®. In October 2001, we commenced a Phase I clinical trial to assess the safety and tolerability of AGIX-4207 I.V. in healthy volunteers. AGIX-4207 I.V. is an intravenous drug designed to treat rheumatoid arthritis patients in whom the rapid attainment of target drug levels in the blood is desirable. Results from this Phase I clinical trial demonstrated that single infusions of AGIX-4207 I.V. were safe and well tolerated in healthy volunteers at all the doses studied, including those doses that reached targeted blood levels.

     Our third v-protectant™ candidate, AGI-1096, is a novel antioxidant and selective anti-inflammatory agent that is being developed to address the accelerated inflammation of grafted blood vessels, known as arteritis, common in chronic organ transplant rejection. We commenced a Phase I clinical trial in February 2002 to assess the safety and tolerability of AGI-1096 in healthy volunteers. In September 2002 we announced positive results from this trial which demonstrated that AGI-1096 was safe and well tolerated over the escalating single oral doses studied. Subjects reached targeted blood levels of AGI-1096 that were equivalent to those seen in successful pre-clinical models of organ transplant rejection.

     We have identified additional potential v-protectant™ candidates to treat other chronic inflammatory diseases, including asthma. We are evaluating these v-protectant™ candidates to choose lead drug candidates for clinical development. We plan to develop these v-protectants™ rapidly and may seek regulatory fast track status, if available, to expedite development and commercialization. We will continue to expand upon our v-protectant™ technology platform using functional genomics to identify novel therapeutic gene targets. Functional genomics is the process by which one uses scientific models and techniques to discover and modify genes, measure the consequences of the modifications, and reliably determine the function of those genes.

     In June 2001, we entered into a worldwide exclusive license agreement with National Jewish Medical and Research Center of Denver, Colorado to discover and develop novel therapeutics based on MEK kinases (MEKKs) and related technology for the treatment of inflammation. MEKKs are a family of intracellular signaling molecules that we believe play an important role in immuno-inflammatory diseases, such as asthma. Other licensed technology focuses on several naturally occurring substances and their application in the development of a potential treatment for asthma. We believe these new technologies will provide a second broad platform for the discovery and development of a new class of anti-inflammatory drug candidates.

Business Strategy

     Our objective is to become a leading pharmaceutical company focused on discovering, developing and commercializing novel drugs for the treatment of chronic inflammatory diseases. The key elements of our strategy include the following:

•	Continue aggressive development program for AGI-1067. We intend to rapidly develop AGI-1067 for the treatment and prevention of atherosclerosis in patients with coronary heart disease. We have recently proceeded with the initiation of the ARISE Phase III clinical trial for the treatment of atherosclerosis in patients with coronary heart disease.

•	Extend our v-protectant™ technology platform into additional therapeutic areas that address unmet medical needs. We believe that our v-protectants™ have the potential for treating a wide variety of other chronic inflammatory diseases. These indications include: rheumatoid arthritis, asthma, chronic organ transplant rejection and other diseases. We recently completed enrollment in a Phase II clinical trial with our v-protectant™ compound, AGIX-4207, for the treatment of rheumatoid arthritis. We completed Phase I clinical trials with positive results for both AGIX-4207 I.V., an intravenously administered drug for the treatment of rheumatoid arthritis, and for AGI-1096, a v-protectant™ developed for the prevention of chronic organ transplant rejection.

•	Expand our clinical product candidate portfolio. In addition to our existing discovery programs, we intend to acquire rights to other product candidates and technologies that complement our existing product candidate lines or that enable us to capitalize on our scientific and clinical development expertise. We plan to expand our product candidate portfolio by in-licensing or acquiring product candidates, technologies or companies. For example, we expect our license agreement with National Jewish Medical and Research Center to provide us with a new, complementary platform for the discovery and development of drug candidates to treat inflammatory diseases.

•	Commercialize our products. We plan to collaborate with large pharmaceutical companies to commercialize products that we develop to target patient or physician populations in broad markets. In contrast, we plan to develop a sales force to commercialize those of our products that we develop to target appropriate patient or physician populations in narrow markets.

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

     The inflammatory response can be either acute or chronic. Acute inflammation lasts at most only a few days. The treatment of acute inflammation, where therapy includes the administration of aspirin and other non-steroidal anti-inflammatory agents, provides relief of pain and fever for patients. In contrast, chronic inflammation lasts weeks, months or even indefinitely and causes tissue damage. In chronic inflammation, the inflammation becomes the problem rather than the solution to infection, injury or disease. Chronically inflamed tissues continue to generate signals that attract white blood cells from the bloodstream. When white blood cells migrate from the bloodstream into the tissue they amplify the inflammatory response. This chronic inflammatory response can break down healthy tissue in a misdirected attempt at repair and healing. Diseases characterized by chronic inflammation include, among others:

•	atherosclerosis, including coronary heart disease;

•	rheumatoid arthritis;

•	organ transplant rejection; and

•	asthma.

     Atherosclerosis is a common cardiovascular disease that results from inflammation and the buildup of plaque in arterial blood vessel walls. Plaque consists of inflammatory cells, cholesterol and cellular debris. Atherosclerosis, depending on the location of the artery it affects, may result in a heart attack or stroke.

     Atherosclerosis of the blood vessels of the heart is called coronary artery disease or heart disease. It is the leading cause of death in the United States, claiming more lives each year than all forms of cancer combined. Recent estimates suggest that over 13 million Americans are diagnosed with some form of atherosclerosis. When atherosclerosis becomes severe enough to cause complications, physicians must treat the complications themselves, angina, heart attack, abnormal heart rhythms, heart failure, kidney failure, stroke, or obstructed peripheral arteries. Many of the patients with established atherosclerosis are treated aggressively for their associated risk factors, as with statins, which have been repeatedly shown to slow the progression of atherosclerosis and prevent future adverse events such as heart attack, stroke, and death. Other risk factors associated with atherosclerosis include elevated triglyceride levels, high blood pressure, smoking, diabetes, obesity and physical inactivity. Many atherosclerosis patients also experience symptoms of angina and/or a history of acute coronary syndromes, such as myocardial infarctions and unstable angina. In addition, most of these patients have high-cholesterol, and as a result, the current treatment focuses primarily on cholesterol reduction. Additionally, these patients are routinely treated with anti-hypertensives and anti-platelet drugs to help prevent the formation of blood clots. There are currently no medications available for physicians to treat directly the underlying chronic inflammation of atherosclerosis.

     Rheumatoid arthritis is a common form of arthritis that causes inflammation in the lining, or synovium, of the joints and/or other internal organs. The joint lining thickens and may produce warmth, swelling and pain in the joint. Rheumatoid arthritis is a chronic disease that tends to persist for many years, typically affects many different joints throughout the body, and can cause damage to the cartilage, bone, tendons and ligaments of the joints. In the United States, approximately one percent of the population, or 2.1 million people, have rheumatoid arthritis. The cause of rheumatoid arthritis is not yet known, and the disease differs from person to person. Anyone can get rheumatoid arthritis, including children and the elderly. However, the disease usually begins in the young- to middle-adult years. Among people with rheumatoid arthritis, women outnumber men three-to-one. The disease occurs in all ethnic groups and in all parts of the world. When the immune system works properly, it is the body’s defense against bacteria, viruses and other foreign cells. In an immune disorder like rheumatoid arthritis, the immune system works improperly and attacks the body’s own joints and other organs. In rheumatoid arthritis, white blood cells move from the bloodstream into the joint tissues. Fluid containing inflamed cells accumulates in the joint. The white cells in the joint tissue and fluid produce many substances, including enzymes, antibodies and other molecules that attack the joint and can cause damage.

     Current treatment methods for rheumatoid arthritis focus on relieving pain, reducing inflammation, stopping or slowing joint damage, and improving patient function and well-being, and include non-steroidal anti-inflammatory drugs, corticosteroids, and drugs designed to slow the progression of disease, termed disease modifying anti-rheumatic drugs, or DMARDs. DMARDs can cause serious side effects, and include drugs that were originally designed to treat cancer, such as methotrexate. Modern treatments with two new DMARDs developed by other companies, Enbrel® (etanercept) and Remicade® (infliximab), have substantially improved the quality of life for people with rheumatoid arthritis. These drugs prove that blocking the activity of tumor necrosis factor, a molecule that stimulates a broad range of cellular activities implicated in the inflammation process, improves rheumatoid arthritis. However, both of these drugs must be injected and both increase the risk of severe infection.

     Organ transplantation takes place when an organ from a donor is surgically removed and placed in a recipient patient whose own organ has failed because of disease or infection. Except for transplants between identical twins, all transplant donors and recipients are immunologically incompatible. This biological incompatibility is a barrier that causes the recipient’s immune system to try to destroy or reject the new organ. A patient’s white blood cells produce special proteins called antibodies that are created specifically to “latch onto” the transplanted organ. While attached to the organ, the antibodies alert the rest of the immune system to attack the organ slowly and continuously. The current treatment for prevention of organ transplant rejection focuses on the use of powerful immunosuppressive drugs such as cyclosporin A, tacrolimus and rapamycin (sirolimus). These drugs, which are initiated during the acute rejection phase, need to be taken continuously after the transplant procedure, often cause side effects, and may fail to prevent long-term rejection of the transplant. Immunosuppressants may also impair the recipient’s immune system in order to reduce the immune response against the transplant. The Scientific Registry of Transplant Recipients reports that even with the use of immunosuppressants, patients run the risk of losing a donated organ during the first three years following transplantation, and roughly 50 percent of patients have functioning organ transplants after approximately ten years.

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

     Many physicians are only now becoming aware of the key role of chronic inflammation in diverse diseases such as atherosclerosis and asthma for which existing anti-inflammatory treatments are incomplete and limited in use. As more physicians recognize that a wide range of chronic diseases are inflammatory in nature, we believe that these physicians will require safer and more effective anti-inflammatory treatments. We believe that one of these therapeutic approaches will be the administration of drugs designed to block the migration of white blood cells through blood vessel walls into inflamed tissues, unless the inflammation is due to infection.

V-Protectant™ Technology

     We have developed a proprietary v-protectant™ technology platform for the treatment of chronic inflammatory diseases. This platform is based on the work of our scientific co-founders R. Wayne Alexander, M.D., Ph.D. and Russell M. Medford, M.D., Ph.D. In 1993, Drs. Alexander and Medford discovered a novel mechanism within arterial blood vessel walls that could control the excessive accumulation of white blood cells without affecting the body’s ability to fight infection. V-protectant™ technology exploits the observation that the endothelial cells that line the interior wall of the blood vessel play an active role in recruiting white blood cells from the blood to the site of chronic inflammation. V-protectants™ are drugs that block harmful effects of oxygen and other similar molecules, collectively called oxidants. Scientists have known for some time that some oxidants can damage cells, but have more recently determined that these same oxidants may also act as signals to modify gene activity inside cells. This change in gene activity leads to the production of proteins that initiate or maintain inflammation. The protein products of these cells, including VCAM-1, attract white blood cells to the site of chronic inflammation. We believe that an excess number of VCAM-1 molecules on the surface of cells is a disease state. We also believe that AGI-1067 and other v-protectants™ can act as antioxidants and can block the specific type of inflammation caused by oxidants acting as signals. We believe that v-protectants™ will provide this anti-inflammatory benefit without undermining the body’s ability to protect itself against infection.

Products

     The table below summarizes our therapeutic programs, their target indication or disease and their development status.

Therapeutic Program	Disease/Indication	Development Status

V-PROTECTANTS™

AGI-1067	Atherosclerosis	Phase III clinical trial

AGIX-4207	Rheumatoid arthritis	Phase II clinical trial

AGIX-4207 I.V.	Rheumatoid arthritis	Phase I clinical trial

AGI-1096	Organ transplant rejection	Phase I clinical trial

Oral product candidate	Chronic asthma	Pre-IND

FUNCTIONAL GENOMICS PROGRAM	Inflammatory diseases	Research

MEKK TECHNOLOGY PLATFORM	Inflammatory diseases	Research

     We have established therapeutic programs for product development using lead candidates we select from among our compound libraries. These programs seek to exploit the value of the products early and to expand their use broadly. We continue to test compounds to identify back-up and second-generation product candidates. We are also pursuing novel discovery targets in chronic inflammation.

   AGI-1067

     Our lead v-protectant™ product candidate, AGI-1067, is a novel small molecule that was designed to treat atherosclerosis of the blood vessels of the heart, or coronary artery disease. We believe that AGI-1067 may treat all areas of the coronary artery susceptible to atherosclerosis in a way that cannot be achieved with any existing therapy.

     AGI-1067 was studied pre-clinically in multiple species to establish its therapeutic properties. Dosed orally, AGI-1067 blocked VCAM-1 expression, prevented atherosclerosis and showed potent anti-oxidant activity. Based upon the successful completion of pre-clinical testing, AGI-1067 was studied in seven Phase I clinical trials in more than 150 men and women, including healthy volunteers and patients up to the age of 85, to assess tolerability and potential for interaction with other drugs. In addition, we have given AGI-1067 in combination with other drugs commonly used in patients with atherosclerosis. In these clinical trials the subjects tolerated AGI-1067 well, with no dose or use-limiting side effects. These positive results supported our progress to Phase II clinical trials.

     In November 2001, data from our first Phase II trial, called CART-1, presented at the American Heart Association 2001 Scientific Sessions suggested that AGI-1067 had a direct anti-atherosclerotic effect on coronary blood vessels, consistent with reversing the progression of coronary artery disease.

     CART-1 was a 305-patient clinical trial that compared three oral doses of AGI-1067 in the amounts of 70 mg, 140 mg and 280 mg, given for six weeks, to placebo and probucol, a drug that has been shown to prevent restenosis. The primary endpoint of the trial was the size of the luminal area, or coronary artery opening, as measured by intravascular ultrasound, or IVUS, six months after angioplasty. CART-1 results showed that the study met its primary endpoint, achieving statistical significance for both the AGI-1067 dose response and for 280 mg AGI-1067 vs. placebo.

     In addition, an early direct benefit on coronary heart disease was evident at two weeks as shown by a dose response improvement of the luminal area at the site of angioplasty for patients who received AGI-1067. This direct benefit was maintained at the angioplasty site at the six-month follow-up, as measured by repeat angiography.

     Data from a post-study IVUS analysis of reference vessels, the blood vessels of coronary arteries that were not targets of angioplasty procedures, indicated lumen volumes actually increased for patients who received either of the top two doses of AGI-1067. In contrast, patients on placebo had decreased lumen volumes, consistent with the expected progression of atherosclerosis.

     Based on the results of a subsequent End of Phase II meeting with FDA in 2002, AtheroGenics accelerated the development of a Phase III clinical trial protocol to evaluate AGI-1067 for the treatment of atherosclerosis. This protocol was submitted to the FDA in November 2002. The protocol was accepted in March 2003 and we are currently preparing to initiate Phase III clinical trials.

     The Phase III ARISE trial will be conducted in cardiac centers throughout the United States, Canada, South Africa and the United Kingdom. ARISE will evaluate the impact of AGI-1067 on important clinical outcome measures including death due to coronary heart disease, myocardial infarction, stroke, coronary re-vascularization and unstable angina in patients who have coronary heart disease. The study will also assess the incremental benefits of AGI-1067 over the current “standard of care” in this patient population. As such, all patients in the trial, including those on placebo, will be receiving other appropriate heart disease medications, including statins and other cholesterol-lowering therapies, high blood pressure medications and anti-clotting agents. ARISE will enroll 4,000 patients who will be followed for an average of 18 months or until a minimum of 1,160 primary events, or outcome measures, have occurred.

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

     In March 2001, we commenced a Phase I clinical trial to assess the safety and tolerability of AGIX-4207 in healthy volunteers. In February 2002, we received results from the Phase I clinical trial demonstrating that AGIX-4207 is well tolerated over the single and multiple dose ranges studied. Adverse events were generally mild and not considered clinically significant. In September 2002, we commenced a Phase II clinical trial to evaluate the safety of orally administered AGIX-4207 in patients, and its effect on biomarkers of inflammation in patients currently being treated with infusions of the drug Remicade®.

     The trial will evaluate 24 patients, who are currently being treated for rheumatoid arthritis with the prescribed dosing regimen of Remicade®, every six-to-eight weeks, and who meet American College of Rheumatology response criteria. This Phase II trial will be the first to provide safety and efficacy information about the biological effect of AGIX-4207 in patients with rheumatoid arthritis.

     We have also developed an intravenously-dosed v-protectant™ drug candidate, AGIX-4207 I.V., to treat rheumatoid arthritis patients in whom the rapid attainment of target drug levels in the blood is desirable. These populations may include patients with flare-ups or exacerbations of the disease, patients who are intolerant of protein-based parenteral TNF inhibitors, hospitalized patients with rheumatoid arthritis who undergo elective or emergency surgical procedures and risks causing flare-ups, as well as patients who are unable to take oral medication. An exacerbation is a sudden worsening of the patient’s arthritis or condition that usually requires hospitalization and intensive therapy. In October 2001, we began a Phase I clinical trial to assess the safety and tolerability of AGIX-4207 I.V. in healthy volunteers. In April 2002, we received results that demonstrated that single infusions of AGIX-4207 I.V. were well tolerated in healthy volunteers at all the doses studied, including those doses that reached targeted blood levels. There was no dose-related increase in adverse events, and the drug had a safety profile similar to placebo.

   AGI-1096

     Organ transplant rejection is caused when patients’ immune systems recognize transplanted organs as foreign and, therefore, reject them. Acute rejection occurs soon after transplantation, while chronic rejection may take years. Recent industry sources report there are approximately 200,000 organ transplant recipients in the United States who are at risk of chronic organ transplant rejection. Chronic rejection is a major factor contributing to organ shortage.

     Physicians treat these patients with powerful immunosuppressants to block all immune and inflammatory reactions that could cause organ transplant rejection. These therapies, however, may place patients at increased risk for infection. The vascular protection provided by our drug candidate may protect organs from rejection beyond the first year without increasing the risk of infection.

     AGI-1096 is an anti-inflammatory agent designed to both diminish the organ transplant response to inflammation and directly protect the blood vessels to the transplanted organ through its v-protectant™ activity. AGI-1096 inhibits the expression of certain inflammatory proteins, including VCAM-1, in endothelial cells lining the inside surfaces of blood vessel walls. In February 2002, we commenced a Phase I clinical trial to assess the safety and tolerability of AGI-1096 in healthy volunteers. In September 2002, we received results that demonstrated AGI-1096 was well-tolerated over the escalating single oral doses studied. Adverse events were generally mild and not considered clinically significant. Subjects reached targeted blood levels for AGI-1096 that were equivalent to those seen in successful pre-clinical models of organ transplant rejection.

    AGI-Series for Respiratory Diseases

     According to the American Lung Association, approximately 17 million adults and children in the United States currently suffer from asthma. The American Lung Association reports that in 1999 the combined direct and indirect costs of asthma in the United States were approximately $12 billion. Current therapies that target the underlying disease include corticosteroids and several classes of drugs that relieve symptoms but are not effective for chronic inflammation. None of these drugs, including inhaled corticosteroids, are particularly effective for treating exacerbations of asthma, which remain a major unmet medical problem. We believe that v-protectants™ may reduce the inflammation associated with chronic asthma and with the acute exacerbation of asthma, and may be useful in the treatment of up to 1.8 million patients annually who develop acute exacerbations of asthma and seek emergency room treatment in the United States.

     We are evaluating classes of chemical compounds as potential treatments for asthma and other respiratory diseases. We will evaluate these components for regular treatment of chronic respiratory diseases or for exacerbations. We will test our compounds for delivery by the oral, intravenous or inhaled route of administration.

     In June 2001, we entered into a worldwide exclusive license agreement with National Jewish Medical and Research Center to discover and develop novel therapeutics for the treatment of inflammation and asthma. We plan to use these new technologies to discover and develop additional drug candidates for the treatment of asthma and other diseases.

Discovery Research Program

     We have built a robust Discovery Research Program using our demonstrated expertise in functional genomics, molecular biology, cell biology, physiology, pharmacology, biochemistry and medicinal chemistry.

     Our Discovery Research Program has four main objectives:

•	To discover and develop v-protectants™ with enhanced potency and improved therapeutic properties. We are synthesizing novel compounds and testing them in a variety of biochemical and cell-based assays to discover and develop new, small molecule v-protectants™. We believe that these v-protectants™ will have improved therapeutic properties and applicability across a wide range of chronic inflammatory diseases. We have identified several novel series of highly potent v-protectants™.

•	To identify novel anti-inflammatory therapeutic targets utilizing functional genomics. One part of our drug discovery platform is a set of techniques that connects our knowledge of genes, which code for proteins, to agents that modify gene activity. This collection of methods, called functional genomics, enables us to select targets efficiently. Our targets for therapy may be the gene, the protein, another substance in the body that links to the protein, or the agent that induces the change. For example, oxidants are agents that induce changes in gene activity. We believe our functional genomics program will enable us to identify novel genes and their protein products that are critical to the chronic inflammatory disease process. We plan to progress these genes and proteins into targets for novel classes of drugs.

•	To develop new classes of v-protectant™ drugs based on the new therapeutic targets identified by our functional genomics program. We are identifying enzymes and other molecular targets that either control or are controlled by oxidant signals. We believe these discoveries will enable our chemists to synthesize the next generation of v-protectants™. We intend to use these enzymes and other molecular targets for both internal efforts and as strategic collaboration assets.

•	To develop a second broad platform for the discovery and development of a new class of anti-inflammatory drug candidates. As a result of entering into the license agreement with National Jewish Medical and Research Center in June 2001, we plan to expand our research program in the future to include the discovery and development of new drug candidates through the exploitation of the licensed technology.

Patents and Intellectual Property

     We have established a patent portfolio of owned and in-licensed patents that cover our lead compounds and their use. It is our goal to pursue both broad and specific patent protection in the key areas of our research and development both in the United States and internationally, and to identify value-added exclusive in-licensing opportunities.

   V-Protectant™ Technology

     We have license agreements with Emory University and The Regents of the University of California covering aspects of our v-protectant™ technology. These agreements obligate us to make milestone payments upon attainment of agreed-upon goals and royalty payments on the sale of licensed products and technology. The licenses with Emory University and The Regents of the University of California also require us to be diligent in commercializing the licensed technologies within certain time periods.

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

     As part of our v-protectant™ technology patent portfolio, we also purchased U.S. Patent No. 5,262,439 under an agreement with Dr. Sampath Parthasarathy. We believe the cost of this agreement to us is immaterial.

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

    AGIX-4207 Patent Portfolio

     Our patent coverage on AGIX-4207 is based on patent filings that we own and patent filings exclusively licensed from Emory University. We own one U.S. patent application, and associated non-U.S. patent filings which describe AGIX-4207 and its use to treat rheumatoid arthritis, other inflammatory conditions and other disorders mediated by VCAM-1. Any patents issuing from these applications will expire in 2018.

    AGI-1096 Patent Portfolio

     Our patent coverage on AGI-1096 is based on patent filings that we own and patent filings exclusively licensed from Emory University. We own one U.S. patent application, and associated non-U.S. patent filings which describe AGI-1096 and its use to treat disorders mediated by VCAM-1. Any patents issuing from the application will expire in 2018. We also own a patent application claiming the use of AGI-1096 to treat organ transplant rejection.

    Other V-Protectant™ Compounds

     Certain patent applications in the United States and non-U.S. countries cover the use of a number of compounds identified in our research program to act as v-protectants™, and specifically for use in treating cardiovascular and inflammatory disease. In addition we have exclusively licensed patents from Emory University that cover the use of a class of compounds which act as v-protectants™.

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

     Under the agreement with National Jewish, we have assumed responsibility for all future costs associated with research and development of products developed from the licensed technology. We have also assumed responsibility for the costs of filing, prosecuting and maintaining the licensed patent rights. We granted National Jewish a warrant to purchase up to 40,000 shares of our common stock at an exercise price of $6.00 per share, subject to a vesting period. Under the agreement, we paid an upfront payment in connection with the execution of the agreement and will pay milestone payments to National Jewish upon the achievement of certain clinical and regulatory milestones. Upfront and milestone payments could aggregate up to approximately $800,000. If we fail to meet various performance milestones by certain dates, some or all of the licensed technology will revert to National Jewish. We must also pay a royalty to National Jewish on net sales of licensed products. If we sublicense the licensed technology, we must pay to National Jewish a percentage of the amounts paid to us by the sublicensee.

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

    Trademarks

     The U.S. Patent and Trademark Office issued a Certificate of Registration for the trademark OXYKINE on April 10, 2001. The Patent and Trademark Office issued a Certificate of Registration for the trademark AATHEROGENICS and DESIGN on November 7, 2000 and issued one for the trademark AGI on September 19, 2000. On February 3, 2003, we applied for the trademark v-protectant™.

     On January 30, 2002, Applied Genetics Incorporated Dermatics filed with the United States Patent and Trademark Office a petition to cancel the trademark “AGI.” Applied Genetics has not requested any monetary damages. We filed an answer to the petition on March 11, 2002. On July 12, 2002, the United States Patent and Trademark Office issued a suspension of the cancellation proceeding to allow the parties to negotiate a settlement. A settlement agreement has been reached between both parties and is pending approval with the Patent Office.

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

     In October 2001, we reacquired the rights to AGI-1067 and related technology and terminated the exclusive license agreement between us and Schering-Plough. The reacquisition of these rights will permit us to expedite the clinical development process for AGI-1067. With the termination of this license agreement, Schering-Plough will have no further rights to the technology or financial obligations to us.

     As a result of the reacquisition of the rights and termination of the license agreement, we will now be responsible for all research and development costs associated with AGI-1067, along with the manufacture and commercialization of products that we develop containing AGI-1067. We are currently developing AGI-1067 internally, although we plan to enter into future collaborative agreements with third parties for all or part of that development and commercialization.

Manufacturing

     We have entered into an arrangement with a third party manufacturer for the supply of AGI-1067 bulk drug substance and another third party manufacturer for the formulated drug product. The supplier of the bulk drug substance for AGI-1067 operates under current Good Manufacturing Practice guidelines using cost-effective and readily available materials and reliable processes. The starting material used in the manufacturing process of AGI-1067 is probucol, which was once widely used in North America as a cholesterol-lowering agent, but has since been withdrawn from the North American market due to lack of efficacy. Under the terms of our arrangement, our bulk drug supplier will manufacture sufficient quantities to support development activities for the foreseeable future.

     After manufacture, a third party supplier formulates AGI-1067 into the drug product under current Good Manufacturing Practice guidelines. We anticipate that this supplier will be able to provide sufficient formulated drug product to complete our ongoing and currently planned clinical trials.

     We plan to establish manufacturing agreements with third parties that comply with Good Manufacturing Practice guidelines for bulk drug substance and oral or intravenous formulations of our other v-protectant™ product candidates, including AGIX-4207, AGIX-4207 I.V. and AGI-1096.

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

     Our ability to compete is predicated on three related factors:

•	First, our scientists and their collaborators have pioneered the basic discoveries and research methodologies linking oxidant signals to vascular cell inflammation. These discoveries and research methodologies form the foundation for our proprietary drug discovery programs relating to chronic inflammation.

•	Second, our scientific expertise, coupled with our expertise in clinical drug development, has enabled us to be the first company to conduct clinical trials of an orally-administered, small molecule v-protectant™.

•	Third, we believe our scientific, development and licensing expertise strongly positions us to acquire promising technologies and products discovered outside AtheroGenics.

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

Research and Development

     Our research and development expenses in 2002, 2001 and 2000 were $22.8 million, $16.9 million and $12.8 million, respectively. We plan to increase significantly our research and development expenses as we continue to invest in our clinical programs. We are proceeding with the ARISE Phase III clinical trial for AGI-1067. This trial will enroll 4,000 patients and we expect the total cost of the trial will be approximately $40 million. The expense associated with this trial, when combined with our other operating activities and on-going clinical programs, is estimated to result in net cash usage in 2003 of $43 million to $48 million.

Employees

     We currently have 85 full-time employees, including 66 in research and development. The employee group includes 26 employees with Ph.D.s, five with M.D.s and 17 with Masters degrees. We believe that our employee relations are good.

Available Information

     Our internet website is located at www.atherogenics.com. Copies of our reports filed under Section 13(a) or 15(d) of the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports may be accessed from our website, free of charge, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained on the website and this information should not be considered part of this document.

Advisory Boards

     We have established advisory boards to provide guidance and counsel on aspects of our business. These boards are convened once a year and individual members are contacted as required. Members of these boards provide input on product research and development strategy, education and publication plans. The names and members of these boards are as follows:

Scientific Advisory Board:

R. Wayne Alexander, M.D., Ph.D., Chairman	R. Bruce Logue Professor and Chairman of the Department of Medicine, Emory University School of Medicine

Victor J. Dzau, M.D.	Hersey Professor of the Theory and Practice of Medicine and Chairman, Department of Medicine, Harvard Medical School and Physician in Chief and Director of Research, Brigham and Women’s Hospital

Erwin W. Gelfand, M.D.	Chairman, Department of Pediatrics, National Jewish Medical and Research Center

David G. Harrison, M.D.	Bernard Marcus Professor of Medicine, Director, Division of Cardiology, Emory University School of Medicine

Gary L. Johnson, Ph.D.	Professor and Chair, Department of Pharmacology, University of North Carolina

Dennis Liotta, Ph.D.	Samuel Candler Dobbs Professor of Chemistry, Emory University School of Medicine, Department of Chemistry

Robert M. Nerem, Ph.D.	Director, Georgia Tech/Emory Center (GTEC) for the Engineering of Living Tissues and Director, Parker H. Petit Institute for Bioengineering and Bioscience at Georgia Institute of Technology

Robert D. Rosenberg, M.D., Ph.D.	Chief, Molecular Medicine Unit, Beth Israel Deaconess Medical Center, Whitehead Professor of Biology, Massachusetts Institute of Technology and William B. Castle Professor of Medicine, Harvard Medical School

Clinical Advisory Board:

William Virgil Brown, M.D.	Chief of Medicine and Primary Care, Veterans’ Affairs Medical Center, Emory University School of Medicine

Harvey M. Golomb, M.D.	Chairman and Professor Lowell T. Coggeshall, Professor in Medical Sciences, The University of Chicago

Joseph L. Witzum, M.D.	Professor of Medicine Director, La Jolla Specialized Center of Research in Molecular Medicine and Atherosclerosis

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

     Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to complete successfully the development of our product candidates, conduct preclinical tests in animals and clinical trials in human beings, obtain the necessary regulatory approvals, and manufacture and market the resulting drugs. We have experienced operating losses since we began operations in 1994. As of December 31, 2002, we had an accumulated deficit of approximately $89.2 million. We expect to incur additional operating losses over the next several years and expect cumulative losses to increase substantially as our research and development, preclinical, clinical, manufacturing and marketing efforts expand. Except for an initial licensing fee and research and development revenue paid to us under a license agreement that has since been terminated, we have had no significant revenue to date.

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

     All of our other programs, AGIX-4207, AGIX-4207 I.V. and AGI-1096, are in early stages of development, and subject to the risks of failure inherent in developing drug products based on new technologies. We do not expect any of our potential product candidates to be commercially available until at least 2006. Our drug discovery efforts may not produce any other proprietary product candidates.

If we fail to demonstrate adequately the safety and efficacy of a product candidate, we will not be able to commercialize that product candidate.

     We cannot assure you that any product candidate we develop, alone or with others, will prove safe and effective in clinical trials and will meet all of the applicable regulatory requirements needed to receive regulatory approval. If we fail to adequately demonstrate safety and efficacy for any product candidate, we will not be able to commercialize that product candidate. Our failure to produce a product candidate will materially adversely affect our revenue opportunities. We will need to conduct significant research, preclinical testing and clinical trials before we can file product approval applications with the FDA and similar regulatory authorities in other countries. Pre-clinical testing and clinical trials are long, expensive and uncertain processes. We may spend several years completing our testing for any particular product candidate, and failure can occur at any stage.

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

     We do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule or at all. We do not plan to start Phase III clinical trials without receiving regulatory approval of the clinical trial protocol, qualifying the clinical sites, delivering materials produced by commercial scale processes to the clinical site, as well as completing other related clinical start-up activities. Product development costs to us and our collaborators will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. Significant delays may adversely affect our financial results and the commercial prospects for our products, and delay our ability to become profitable. We typically rely on third party clinical investigators at medical institutions and healthcare facilities to conduct our clinical trials and, as a result, we may face additional delaying factors outside our control.

Because we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates, we cannot predict the timing of any future revenue from these product candidates.

     We cannot commercialize any of our product candidates, including AGI-1067, AGIX-4207, AGIX-4207 I.V. and AGI-1096, to generate revenue until the appropriate regulatory authorities have reviewed and approved the applications for the product candidates. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for any product candidate we or our collaborators develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Regulatory approval processes outside the United States include all of the risks associated with the FDA approval process. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

If we do not comply with applicable regulatory requirements in the manufacture and distribution of our products, we may incur penalties that may inhibit our ability to commercialize our products and adversely affect our revenue.

     Our failure to comply with applicable FDA or other regulatory requirements including manufacturing, quality control, labeling, safety surveillance, promoting and reporting may result in criminal prosecution, civil penalties, recall or seizure of our products, total or partial suspension of production or an injunction, as well as other regulatory action against our potential products or us. Discovery of previously unknown problems with a product, supplier, manufacturer or facility may result in restrictions on the sale of our products, including a withdrawal of such products from the market.

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

     Our commercial success will also depend on our ability to manufacture, use, sell and offer to sell our product candidates and proposed product candidates without breaching our agreements with our patent licensees. We have obtained exclusive licenses to technologies from Emory University, covering aspects of our v-protectant™ technology; The Regents of the University of California, covering aspects of our diagnostic technology; and National Jewish, covering aspects of our new MEKK technology platform. Our exclusive license with Emory University requires us to take steps to commercialize the licensed technology in a timely manner. If we fail to meet these obligations, Emory University can convert our exclusive license to a non-exclusive license, can grant others non-exclusive rights in the licensed technology or can require us to sublicense aspects of the licensed technology. Our license agreement with The Regents of the University of California also includes a requirement that we develop the licensed technology within certain time limits. If we fail to meet these time limits, they can terminate our license. Further, The Regents of the University of California are primarily responsible for patent prosecution of the technology we license from them, and we are required to reimburse them for the costs they incur in performing these activities. As a result, we do not have the ability to control these activities. Our license agreement with National Jewish requires us to develop the licensed technology in a timely manner. If we fail to meet these obligations, some or all of the licensed technology may revert to National Jewish.

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

     We are a small company with 85 full-time employees. If we are unable to continue to attract, retain and motivate highly qualified management and scientific personnel and to develop and maintain important relationships with leading academic institutions and scientists, we may not be able to achieve our research and development objectives. Competition for personnel and academic collaborations is intense. Loss of the services of any of our key scientific personnel and, in particular, Dr. Russell M. Medford, our President and Chief Executive Officer, could adversely affect progress of our research and development programs. Dr. Medford is the only employee with whom we have an employment agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Common Stock Information

     Our common stock has been traded on the Nasdaq National Market under the symbol “AGIX” since August 9, 2000. Prior to that time, there was no public market for the common stock. The following table sets forth the range of high and low reported last sale price per share of our common stock as quoted on the Nasdaq National Market for each period indicated.

	Common Stock
	High	Low

Year ended December 31, 2002
First quarter	$7.71	$5.51
Second quarter	8.35	6.27
Third quarter	7.47	4.71
Fourth quarter	7.41	5.65
Year ended December 31, 2001
First quarter	$7.13	$5.25
Second quarter	7.25	4.53
Third quarter	6.76	3.95
Fourth quarter	6.10	2.71

     As of March 3, 2003, there were approximately 3,500 holders of our common stock. This number includes beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

     We have used and expect to continue to use the proceeds from our initial public offering for research and development activities, including clinical trials, process development and manufacturing support, and for general corporate purposes, including working capital. A portion of the proceeds may be used to acquire or invest in complementary businesses, products or technologies. As of December 31, 2002, the proceeds have been applied toward:

•	purchases of fixed assets and leasehold improvements, $2.3 million;

•	operating activities, $37.0 million; and

•	investments in highly liquid, interest bearing, investment grade securities, $10.1 million.

Item 6. Selected Financial Data

     The selected financial data set forth below should be read in conjunction with our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this annual report. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenues:
License fees	$—	$1,111,111	$3,333,333	$555,556	$—
Research and development	—	2,398,429	4,826,370	791,653	—

Total revenues	—	3,509,540	8,159,703	1,347,209	—
Operating expenses:
Research and development *	22,838,066	16,884,027	12,815,788	9,041,345	8,954,904
General and administrative *	4,070,189	3,979,813	3,035,559	2,593,017	1,573,807
Amortization of deferred stock compensation	1,976,872	2,652,031	7,972,728	85,480	—

Total operating expenses	28,885,127	23,515,871	23,824,075	11,719,842	10,528,711

Operating loss	(28,885,127)	(20,006,331)	(15,664,372)	(10,372,633)	(10,528,711)
Net interest income (expense)	919,620	2,366,748	1,714,850	(60,617)	(205,130)

Net loss	$(27,965,507)	$(17,639,583)	$(13,949,522)	$(10,433,250)	$(10,733,841)

Basic and diluted net loss per share	$(1.00)	$(0.68)	$(1.30)	$(4.27)	$(4.45)

Shares used in computing basic and diluted net loss per share	27,978,705	26,010,347	10,747,773	2,443,237	2,409,948

* Exclusive of amounts recorded as amortization of deferred stock compensation:

Research and development	$908,061	$940,053	$1,856,932	$23,649	$—
General and administrative	$1,068,811	$1,711,978	$6,115,796	$61,831	$—

     The following table contains a summary of our balance sheet data for the five years ending December 31, 2002.

	December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash and cash equivalents	$32,132,329	$28,682,050	$26,463,070	$13,409,450	$3,686,423
Short-term investments	2,538,802	29,757,945	27,518,169	—	—
Working capital (deficiency)	30,009,013	55,056,263	52,422,951	9,651,239	(4,259,366)
Total assets	37,952,044	62,255,278	57,598,951	15,717,214	5,341,816
Long-term obligations, less current portion	572,492	—	84,907	61,854	163,262
Deferred stock compensation	(1,243,786)	(2,975,314)	(5,930,880)	(1,809,680)	—
Accumulated deficit	(89,243,494)	(61,277,987)	(43,638,404)	(29,688,882)	(19,255,632)
Total shareholders’ equity (deficit)	32,493,713	58,294,812	54,271,686	(29,288,600)	(18,973,881)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our financial statements and related notes included in this Form 10-K. In this report, “AtheroGenics,” “we,” “us” and “our” refer to AtheroGenics, Inc.

Overview

     Since our operations began in 1994, we have focused on the discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases, such as atherosclerosis, rheumatoid arthritis and asthma. Based on our proprietary vascular protectant, or v-protectant™, technology platform, we have advanced three drug candidates into development, AGI-1067, AGIX-4207 and AGI-1096, and are progressing on a number of other pre-clinical programs.

     To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales and, excluding the effect of certain license fees of a non-recurring nature, expect to incur significant losses in most years prior to deriving any product revenue.

     We have incurred significant losses since we began operations and, as of December 31, 2002, had an accumulated deficit of $89.2 million. We cannot assure you whether or when we will become profitable. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products.

     In October 1999, we entered into an exclusive licensing agreement with Schering-Plough Corporation covering our lead compound, AGI-1067. Under terms of the agreement, Schering-Plough obtained exclusive worldwide rights to AGI-1067 and related compounds. Schering-Plough was responsible for all costs of development and commercialization and paid us an initial licensing fee. In October 2001, we reacquired all rights to AGI-1067 and related technology and terminated the license agreement.

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

Critical Accounting Policies

     We have identified the following policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     License fees, which are nonrefundable, are recognized when the related license agreements specify that no further efforts or obligations are required of AtheroGenics. AtheroGenics had committed to perform certain research and development activities as part of a license agreement, which has been terminated; accordingly, the upfront license payment was amortized over the anticipated time period to conduct these activities. Revenues under research and development arrangements were recognized as the research and development activities were performed pursuant to the terms of the related agreements. These revenues were billed quarterly and the related payments were not refundable. Revenues that had not been invoiced were reflected as unbilled receivables.

Stock-Based Compensation

     AtheroGenics has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), in accounting for its stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. AtheroGenics accounts for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

     In connection with the grant of certain options to employees, AtheroGenics recorded non-cash deferred stock compensation of approximately $14 million since 1999, representing the difference between the exercise price and the deemed fair value of AtheroGenics’ common stock on the dates these stock options were granted. Deferred stock compensation is included as a reduction of shareholders’ equity and is being amortized to expense using the graded vesting method. The graded vesting method provides for vesting of each portion of the overall award over its respective vesting period, and results in higher vesting in earlier years than straight-line vesting.

     In connection with the grant of certain options and warrants to non-employees during 2001 and 2002, AtheroGenics recorded non-cash deferred stock compensation of approximately $1.3 million. The fair value of the options and warrants for purposes of this calculation was determined by using the Black-Scholes option valuation model. The fair value of the options and warrants is re-measured at each measurement date.

Results of Operations

Comparison of Years Ended December 31, 2002 and 2001

Revenues

     There were no revenues during 2002, compared to $3.5 million in 2001. Last year’s revenue reflected the amortization of a $5.0 million license fee payment and research and development revenue attributable to a license agreement that was terminated in October 2001.

Expenses

     Research and Development. Research and development expenses, excluding amortization of deferred stock compensation, were $22.8 million in 2002, compared to $16.9 million in 2001. The increase of $6.0 million, or 35%, is primarily due to increased expenditures for the Phase II clinical trials for AGI-1067 and AGIX-4207 for items such as patient costs and clinical drug supply. Also contributing to the increase are start-up expenditures related to organizing the ARISE Phase III clinical trial, which are primarily related to commercial formulation, manufacturing bulk drug supply and the hiring of additional employees in preparation for the planned clinical trials.

     General and Administrative. General and administrative expenses, excluding amortization of deferred stock compensation, were $4.1 million in 2002, compared to $4.0 million in 2001. The increase of $90,376, or 2%, reflects an increase in business development activities offset in part by lower expenditures for professional fees.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation was $2.0 million in 2002, of which $908,061 was attributable to research and development expenses and $1.1 million was attributable to general and administrative expenses. In 2001, amortization of deferred stock compensation was $2.7 million, of which $940,053 was attributable to research and development expenses and $1.7 million was attributable to general and administrative expenses. The decrease in 2002 compared to 2001 is due to the deferred stock compensation being amortized using the graded vesting method, which results in higher amortization in the earlier years. The decrease is partially offset by re-measuring options and warrants granted to consultants to current fair market value, in accordance with EITF Issue No.  96-18.

Net Interest Income

     Net interest income was $919,620 in 2002, compared to $2.4 million in 2001. The decrease in net interest income is a reflection of lower investment balances and lower average interest rates.

Income Taxes

     As of December 31, 2002, we had net operating loss carryforwards and research and development credit carryforwards of $76.3 million and $2.3 million, respectively, available to offset future regular and alternative taxable income. The net operating loss carryforwards and the research and development credit carryforwards will expire between 2010 and 2023. The maximum annual use of the net operating loss carryforwards is limited in situations where changes occur in our stock ownership. Because of our lack of earnings history, the resulting deferred tax assets have been fully offset by a valuation allowance. The utilization of the loss and credit carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards and research and development credit carryforwards. We have not completed an analysis of Internal Revenue Code Section 382 limitations on the cumulative net operating loss carryforward. However, the annual limitations are not expected to prevent utilization of the net operating loss carryforward due to significant increases in value indicated by the successive issuances of our stock. If a change in ownership has occurred, there will be an annual limitation; however, this limitation is not expected to result in a loss of the deferred tax benefit.

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

Expenses

     Research and Development. Research and development expenses, excluding amortization of deferred stock compensation, were $16.9 million in 2001, compared to $12.8 million in 2000. The increase of $4.1 million, or 32%, is primarily due to increased pre-clinical and clinical studies including the Phase I studies for AGIX-4207 and AGIX-4207 I.V., two formulations of a compound being developed for the treatment of rheumatoid arthritis, and AGI-1096, a compound being developed for the treatment of organ transplant rejection.

     General and Administrative. General and administrative expenses, excluding amortization of deferred stock compensation, were $4.0 million in 2001, compared to $3.0 million in 2000. The increase of $1.0 million, or 33%, is primarily due to costs related to operating as a public company, including legal fees and investor relations activities.

     Amortization of Deferred Stock Compensation. During 2001, we recorded non-cash deferred stock compensation of approximately $1.1 million for warrants granted in connection with a licensing agreement with National Jewish Medical and Research Center and options granted for the addition of new members to our Scientific Advisory Board. The fair value of the warrants and options was determined by using the Black-Scholes model. These amounts are included as a reduction of shareholders’ equity and are being amortized over the vesting periods of individual warrants and options, generally five years, using the graded vesting method. The fair value of the options and warrants is re-measured at each measurement date. Amortization of deferred stock compensation was $2.7 million in 2001, of which $940,053 was attributable to research and development expenses and $1.7 million was attributable to general and administrative expenses. In 2000, amortization of deferred stock compensation was $8.0 million, of which $1.9 million was attributable to research and development expenses and $6.1 million was attributable to general and administrative expenses.

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

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through sales of equity securities and payments received from a licensing agreement. At December 31, 2002, we had cash, cash equivalents and short-term investments of $34.7 million, compared with $58.4 million at December 31, 2001. Working capital at December 31, 2002 was $30.0 million, compared to $55.1 million at December 31, 2001. The decrease in cash, cash equivalents, short-term investments and working capital is primarily due to the use of funds for operating purposes and the purchase of equipment.

     Net cash used in operating activities was $24.2 million in 2002, compared to $12.8 million in 2001. The increase in the use of cash in operating activities is principally due to expenditures to support our current Phase II clinical trials for AGI-1067 for atherosclerosis and post-angioplasty restenosis and AGIX-4207 for rheumatoid arthritis. We expect that our cash expenditures to conduct clinical trials will increase substantially throughout 2003, due primarily to the Phase III clinical trial for AGI-1067.

     Net cash provided by investing activities was $26.5 million in 2002, compared to $3.8 million used in investing activities in 2001. Net cash provided by investing activities during 2002 consisted primarily of the sales of available-for-sale securities, with the proceeds reinvested in interest-bearing cash equivalents, partially offset by the purchase of equipment and leasehold improvements. Net cash used in investing activities during 2001 consisted primarily of net purchases of available-for-sale securities, and purchases of equipment and leasehold improvements.

     Net cash provided by financing activities was $1.2 million in 2002, compared to $18.8 million provided by financing activities in 2001. Net cash provided by financing activities in 2002 consisted primarily of proceeds from an equipment loan facility and exercise of common stock options. Net cash provided by financing activities in 2001 consisted primarily of $18.8 million received from the private placement of our common stock in June 2001. In March 2002, we entered into a revolving credit facility with Silicon Valley Bank (“the Bank”) in the amount of up to $5.0 million to be used for working capital requirements. Borrowings under this line of credit bear interest at the Bank’s prime rate plus 1.50% floating rate and will become due 30 months from closing. At December 31, 2002 there was no outstanding balance on the revolving credit facility. We also entered into an equipment loan facility with the Bank in the amount of up to $2.5 million to be used to finance existing and new equipment purchases. Borrowings under the equipment loan facility bear interest rates that were fixed at the time of each advance, and each advance matures in 33 months from the date of the advance. At December 31, 2002, there was an outstanding balance of approximately $1.0 million on the equipment loan facility and the weighted average interest rate was 7.68%. Also, in conjunction with these facilities, we are required to maintain a $15 million compensating cash balance in an account with the Bank.

     On February 3, 2003, AtheroGenics completed a public offering of approximately 8.3 million shares of common stock (including the exercise of the underwriters’ over-allotment option) that raised net proceeds of approximately $48.1 million.

     The following table summarizes our long-term contractual obligations:

	2003	2004-2005	2006-2007	Thereafter

Operating leases, net of sublease income	$1,058,939	$2,086,674	$2,273,790	$1,326,378
Long-term debt	434,637	572,492	—	—

Total contractual obligations	$1,493,576	$2,659,166	$2,273,790	$1,326,378

     Based upon the current status of our product development and commercialization plans, we believe that our existing cash and cash equivalents, the proceeds from our recent public offering, along with our revolving credit facility and equipment loan facility with Silicon Valley Bank, will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

•	the status of product development;

•	the time and cost involved in conducting clinical trials and obtaining regulatory approvals;

•	the costs of filing, prosecuting and enforcing patent and other intellectual property claims;

•	competing technological and market developments; and

•	our ability to establish new licensing agreements.

Recently Issued Accounting Standards

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS 145”), which clarifies the criteria under which extinguishment of debt can be considered as extraordinary, rescinds the related Statement Nos. 4, 44 and 64, and makes technical corrections to other Statements of Financial Standards. We adopted SFAS No. 145 in January 2003. We believe the adoption of SFAS No. 145 will not have a material effect on our future results of operations

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF Issue No. 94-3. We adopted SFAS 146 in January 2003, but do not expect the adoption to have a material effect on our future results of operations.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”), that amends SFAS 123, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. SFAS 148 is effective for fiscal years beginning after December 15, 2002. We have adopted the new disclosure provisions in accordance with SFAS 148 as discussed in the footnotes to the financial statements included in this annual report.

Item 7A. Quantitative and Qualitative Disclosures on Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, all of which have a minimum investment rating of A1/P1, money market funds, and government and non-government debt securities. The average duration of all of our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

     Our primary interest rate exposure results from changes in the base rates that are used to determine the applicable interest rate on the equipment loan facility with Silicon Valley Bank.

     The following table summarizes information on our equipment loan facility. The table presents maturity of the debt and projected annual average interest rates.

					Value as of
	2003	2004	2005	Total	December 31, 2002

Long-term debt-fixed rate
Maturity	$434,637	$488,870	$83,622	$1,007,129	$1,007,129
Average interest rate	7.68%	7.68%	7.68%

Item 8. Financial Statements and Supplementary Data

ATHEROGENICS, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
AtheroGenics, Inc.

     We have audited the accompanying balance sheets of AtheroGenics, Inc. as of December 31, 2002 and 2001, and the related statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AtheroGenics, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 5, 2003

ATHEROGENICS, INC.
BALANCE SHEETS

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$32,132,329	$28,682,050
Short-term investments	2,538,802	29,757,945
Prepaid expenses, notes receivable and other current assets	223,721	576,734

Total current assets	34,894,852	59,016,729
Equipment and leasehold improvements, net of accumulated depreciation and amortization	2,825,267	2,915,512
Notes receivable, net of current portion	231,925	323,037

Total assets	$37,952,044	$62,255,278

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,959,295	$1,121,550
Accrued compensation	957,056	902,571
Accrued research and development costs	945,506	1,307,435
Accrued liabilities	589,345	541,809
Current portion of equipment loan facility and capitalized lease obligation	434,637	87,101

Total current liabilities	4,885,839	3,960,466
Equipment loan facility, net of current portion	572,492	—
Shareholders’ equity
Preferred stock, no par value: Authorized—5,000,000 shares	—	—
Common stock, no par value:
Authorized — 100,000,000 shares; issued and outstanding —
28,133,560 and 27,834,773 shares at December 31, 2002 and 2001, respectively	122,182,607	121,723,102
Warrants	798,076	771,713
Deferred stock compensation	(1,243,786)	(2,975,314)
Accumulated deficit	(89,243,494)	(61,277,987)
Accumulated other comprehensive income	310	53,298

Total shareholders’ equity	32,493,713	58,294,812

Total liabilities and shareholders’ equity	$37,952,044	$62,255,278

The accompanying notes are an integral part of these financial statements.

ATHEROGENICS, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

Revenues:
License fees	$—	$1,111,111	$3,333,333
Research and development	—	2,398,429	4,826,370

Total revenues	—	3,509,540	8,159,703
Operating expenses:
Research and development *	22,838,066	16,884,027	12,815,788
General and administrative *	4,070,189	3,979,813	3,035,559
Amortization of deferred stock compensation	1,976,872	2,652,031	7,972,728

Total operating expenses	28,885,127	23,515,871	23,824,075

Operating loss	(28,885,127)	(20,006,331)	(15,664,372)
Net interest income	919,620	2,366,748	1,714,850

Net loss	$(27,965,507)	$(17,639,583)	$(13,949,522)

Net loss per share — basic and diluted	$(1.00)	$(0.68)	$(1.30)

Weighted average shares outstanding—basic and diluted	27,978,705	26,010,347	10,747,773

* Exclusive of amounts recorded as amortization of deferred stock compensation:

Research and development	$908,061	$940,053	$1,856,932
General and administrative	$1,068,811	$1,711,978	$6,115,796

The accompanying notes are an integral part of these financial statements.

ATHEROGENICS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Deferred
				Stock
	Shares	Amount	Warrants	Compensation

Balance at January 1, 2000	2,536,543	$2,209,962	$—	$(1,809,680)
Issuance of common stock for exercise of stock options at $.30 to $.38 per share	602,650	185,788	—	—
Issuance of common stock for services	11,000	85,438	—	—
Issuance of common stock, net of issuance cost of $5,770,749	6,900,000	49,429,251	—	—
Deferred stock compensation related to stock option grants	—	12,093,928	—	(12,093,928)
Amortization of deferred stock compensation	—	—	—	7,972,728
Preferred stock conversion	13,859,102	39,604,288	—	—
Preferred stock warrant conversion	—	—	225,713	—
Net loss	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—
Comprehensive loss

Balance at December 31, 2000	23,909,295	103,608,655	225,713	(5,930,880)
Issuance of common stock for exercise of stock options at $.30 to $.38 per share	335,478	108,764	—	—
Issuance of common stock for services	5,000	29,778	—	—
Issuance of common stock, net of issuance cost of $1,788,310	3,585,000	18,825,440	—	—
Deferred stock compensation for issuance of stock options and warrants related to a technology license agreement	—	546,200	546,000	(1,092,200)
Amortization of deferred stock compensation	—	(1,395,735)	—	4,047,766
Net loss	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—
Comprehensive loss

Balance at December 31, 2001	27,834,773	121,723,102	771,713	(2,975,314)
Issuance of common stock for exercise of stock options at $.30 to $5.00 per share	262,654	240,524	—	—
Issuance of common stock for exercise of warrants	36,133	78,637	(78,637)	—
Deferred stock compensation for re-measurement of stock options related to a consulting agreement	—	235,956	—	(235,956)
Adjustments to market value for variable stock options and warrants issued to non-employees	—	16,229	105,000	(121,229)
Amortization of deferred stock compensation	—	(111,841)	—	2,088,713
Net loss	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—
Comprehensive loss

Balance at December 31, 2002	28,133,560	$122,182,607	$798,076	$(1,243,786)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated	Total
		Other	Shareholders’
	Accumulated	Comprehensive	Equity
	Deficit	Income	(Deficit)

Balance at January 1, 2000	$(29,688,882)	$—	$(29,288,600)
Issuance of common stock for exercise of stock options at $.30 to $.38 per share	—	—	185,788
Issuance of common stock for services	—	—	85,438
Issuance of common stock, net of issuance cost of $5,770,749	—	—	49,429,251
Deferred stock compensation related to stock option grants	—	—	—
Amortization of deferred stock compensation	—	—	7,972,728
Preferred stock conversion	—	—	39,604,288
Preferred stock warrant conversion	—	—	225,713
Net loss	(13,949,522)	—	(13,949,522)
Unrealized gain on available-for-sale securities	—	6,602	6,602

Comprehensive loss			(13,942,920)

Balance at December 31, 2000	(43,638,404)	6,602	54,271,686
Issuance of common stock for exercise of stock options at $.30 to $.38 per share	—	—	108,764
Issuance of common stock for services	—	—	29,778
Issuance of common stock, net of issuance cost of $1,788,310	—	—	18,825,440
Deferred stock compensation for issuance of stock options and warrants related to a technology license agreement	—	—	—
Amortization of deferred stock compensation	—	—	2,652,031
Net loss	(17,639,583)	—	(17,639,583)
Unrealized gain on available-for-sale securities	—	46,696	46,696

Comprehensive loss			(17,592,887)

Balance at December 31, 2001	(61,277,987)	53,298	58,294,812
Issuance of common stock for exercise of stock options at $.30 to $5.00 per share	—	—	240,524
Issuance of common stock for exercise of warrants	—	—	—
Deferred stock compensation for re-measurement of stock options related to a consulting agreement	—	—	—
Adjustments to market value for variable stock options and warrants issued to non-employees	—	—	—
Amortization of deferred stock compensation	—	—	1,976,872
Net loss	(27,965,507)	—	(27,965,507)
Unrealized loss on available-for-sale securities	—	(52,988)	(52,988)

Comprehensive loss			(28,018,495)

Balance at December 31, 2002	$(89,243,494)	$310	$32,493,713

The accompanying notes are an integral part of these financial statements.

ATHEROGENICS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

Operating activities
Net loss	$(27,965,507)	$(17,639,583)	$(13,949,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	746,949	491,973	420,192
Amortization of deferred stock compensation	1,976,872	2,652,031	7,972,728
Stock issued for services	—	29,778	85,438
Changes in operating assets and liabilities:
Accounts receivable	—	1,138,244	(346,591)
Prepaid expenses, notes receivable and other assets	444,125	(195,297)	(422,996)
Accounts payable	837,745	616,559	(174,151)
Accrued liabilities	(259,908)	1,251,318	974,897
Deferred revenues	—	(1,111,111)	(3,333,333)

Net cash used in operating activities	(24,219,724)	(12,766,088)	(8,773,338)
Investing activities
Purchases of equipment and leasehold improvements	(656,704)	(1,632,491)	(738,053)
Sales (purchases) of short-term investments	27,166,155	(2,193,080)	(27,511,567)

Net cash provided by (used in) investing activities	26,509,451	(3,825,571)	(28,249,620)
Financing activities
Proceeds from equipment loan facility	1,258,473	—	—
Payments on equipment loan facility and capital lease obligation	(338,445)	(123,565)	(175,096)
Proceeds from the issuance and exercise of preferred stock warrants	—	—	636,635
Proceeds from the issuance of common stock	—	18,825,440	49,429,251
Proceeds from the exercise of common stock options	240,524	108,764	185,788

Net cash provided by financing activities	1,160,552	18,810,639	50,076,578

Increase in cash and cash equivalents	3,450,279	2,218,980	13,053,620
Cash and cash equivalents at beginning of year	28,682,050	26,463,070	13,409,450

Cash and cash equivalents at end of year	$32,132,329	$28,682,050	$26,463,070

Supplemental disclosures of cash flow information
Interest paid	$50,689	$21,536	$30,524
Equipment purchases under capital lease obligation	—	—	222,500
Options and warrants issued for technology license agreements and consulting agreements	235,956	1,092,200	—

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

Fair Value of Financial Instruments and Concentration of Credit Risk

     Financial instruments that subject AtheroGenics to concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. These assets are maintained by reputable third-party financial institution custodians. The carrying values reported in the balance sheets for cash, cash equivalents and short-term investments approximate their fair values.

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

Revenue Recognition

     License fees, which are nonrefundable, are recognized when the related license agreements specify that no further efforts or obligations are required of AtheroGenics. AtheroGenics had committed to perform certain research and development activities as part of an exclusive license agreement; accordingly, the upfront license payment was amortized over the anticipated time period to conduct such activities. Revenues under research and development arrangements were recognized as the research and development activities were performed pursuant to the terms of the related agreements (see Note 2 “License Agreement”). These revenues were billed quarterly and the related payments were not refundable. Amounts earned that had not been invoiced were reflected as unbilled receivables.

Research and Development and Patent Costs

     Research and development costs, including all clinical trial expenses and expenditures related to obtaining patents, are charged to expense when incurred.

Stock-Based Compensation

     AtheroGenics has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), in accounting for its stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. AtheroGenics accounts for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

     The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested options in each period as required by SFAS 148.

	2002	2001	2000

Net loss, as reported	$(27,965,507)	$(17,639,583)	$(13,949,522)
Add: Stock-based employee compensation expense included in reported net loss	1,495,249	2,316,141	7,972,728
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,441,554)	(3,370,753)	(8,174,752)

Pro forma net loss	$(29,911,812)	$(18,694,195)	$(14,151,546)

Net loss per share:
Basic and diluted, as reported	$(1.00)	$(0.68)	$(1.30)

Basic and diluted, pro forma	$(1.07)	$(0.72)	$(1.32)

Income Taxes

     The liability method is used in accounting for income taxes; deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are anticipated to reverse.

Comprehensive Income

     AtheroGenics computes comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities. Comprehensive loss was $28,018,495, $17,592,887 and $13,942,920 for the years ended December 31, 2002, 2001 and 2000, respectively.

Recently Issued Accounting Standards

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS 145”), which clarifies the criteria under which extinguishment of debt can be considered as extraordinary, rescinds the related Statement Nos. 4, 44 and 64, and makes technical corrections to other Statements of Financial Standards. AtheroGenics adopted SFAS No. 145 in January 2003. AtheroGenics believes the adoption of SFAS No. 145 will not have a material effect on its future results of operations

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF Issue No. 94-3. AtheroGenics adopted SFAS 146 in January 2003, but does not expect the adoption to have a material effect on its future results of operations.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”), that amends SFAS 123, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. SFAS 148 is effective for fiscal years beginning after December 15, 2002. AtheroGenics adopted the new disclosure provisions in accordance with SFAS 148, as discussed above.

2. License Agreement

     In October 1999, AtheroGenics entered into an exclusive license agreement (the “Agreement”), consisting of contracts with each of Schering Corporation and Schering-Plough Ltd. (collectively, “Schering-Plough”). The Agreement provided for license fees and milestone payments to be made by Schering-Plough to AtheroGenics.

     In November 1999, under the terms of the Agreement, AtheroGenics received a $5,000,000 nonrefundable license fee for the exclusive worldwide license to patent rights and licensor know-how held by AtheroGenics. AtheroGenics amortized the fee over 18 months, which represents the period AtheroGenics conducted development activities pursuant to the Agreement. Under the Agreement, AtheroGenics granted to Schering-Plough rights to develop, make, have made, import, export, use, distribute, market, promote, offer for sale and sell AGI-1067, AtheroGenics’ lead product candidate, and specified compounds.

     To the extent that AtheroGenics performed additional research and development at Schering-Plough’s request, Schering-Plough paid AtheroGenics for such research and development. AtheroGenics recognized research and development revenues of $2,398,429 and $4,826,370 during 2001 and 2000, respectively, in relation to such requests.

     In October 2001, AtheroGenics reacquired all rights to AGI-1067 and related compounds and terminated the license agreement. As a result, Schering-Plough returned all licensed technology and all materials related to that technology.

3. Net Loss Per Share

     Net loss per share has been computed according to SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities. Because AtheroGenics has had a net loss for each of the years presented, these securities are antidilutive and, therefore, are not included in the computation of weighted average shares used in computing diluted loss per share. Following the guidance given by the Securities and Exchange Commission, common stock and preferred stock that was issued or granted for nominal consideration prior to the effective date of AtheroGenics’ initial public offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. AtheroGenics has not issued or granted shares for nominal consideration since its formation.

     Basic and diluted pro forma net loss per share for 2000 was computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the conversion of all outstanding convertible preferred stock into common stock, which occurred upon consummation of AtheroGenics’ initial public offering, retroactive to the date of issuance. This information is included in the following table for comparative purposes.

     The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share amounts:

	Year Ended December 31,

	2002	2001	2000

Basic and diluted:
Net loss	$(27,965,507)	$(17,639,583)	$(13,949,522)

Weighted average shares used in computing basic and diluted net loss per share	27,978,705	26,010,347	10,747,773

Basic and diluted net loss per share	$(1.00)	$(0.68)	$(1.30)

Pro forma basic and diluted:
Shares used above			10,747,773
Pro forma adjustment to reflect weighted average effect of assumed conversion of preferred stock			8,595,672

Pro forma weighted average shares of common stock outstanding			19,343,445

Basic and diluted pro forma loss per share			$(0.72)

     During all periods presented, AtheroGenics had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of the following at the dates indicated:

	Year Ended December 31,

	2002	2001	2000

Options	3,895,420	3,360,660	2,858,175
Warrants	283,622	350,290	250,290

Total	4,179,042	3,710,950	3,108,465

Weighted average exercise price of options	$4.06	$2.99	$1.49

Weighted average exercise price of warrants	$4.41	$4.14	$3.40

4. Redeemable Convertible Preferred Stock

     AtheroGenics sold shares of Series A, Series B, Series B-1 and Series C Redeemable Convertible Preferred Stock in various offerings between 1994 and 2000. These shares were convertible into common stock, at a conversion rate of one-to-one, upon certain qualifying conditions, which included the completion of an underwritten public offering of AtheroGenics’ common stock.

     On August 8, 2000, AtheroGenics’ Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. Immediately prior to the closing of AtheroGenics’ initial public offering on August 14, 2000, all of the outstanding shares of convertible preferred stock automatically converted into 13,859,102 shares of common stock. Immediately following the automatic conversion of preferred stock, amended and restated articles of incorporation were filed. Under the amended and restated articles of incorporation, AtheroGenics is authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

5. Common Stock

     On August 14, 2000, AtheroGenics completed an initial public offering of 6,900,000 shares of common stock (including the exercise of the underwriters’ over-allotment option) that raised net proceeds of approximately $49,400,000.

     On June 19, 2001, AtheroGenics completed a private placement of 3,585,000 shares of common stock that raised net proceeds of approximately $18,800,000.

     On November 9, 2001, AtheroGenics’ Board of Directors adopted a Shareholder Rights Plan declaring a dividend distribution of one common stock purchase right on each outstanding share of its common stock. Until the rights become exercisable, the rights will trade automatically with the common stock of AtheroGenics and separate rights certificates will not be issued. Under the rights plan, each right consists of an initial right and subsequent rights. Initial rights will be exercisable only if a person or group acquires 15% or more of AtheroGenics’ common stock, whether through open market or private purchases or consummation of a tender or exchange offer. Any shareholders who owned, as of November 9, 2001, in excess of 17% of AtheroGenics’ common stock will be permitted to acquire up to an aggregate of 20% of AtheroGenics’ outstanding common stock without triggering the rights plan. If, following the exercise of initial rights, a person or group again acquires 15% or more of AtheroGenics’ common stock, or a person or group who had previously acquired 15% or more of AtheroGenics’ common stock acquires an additional 10% or more of the common stock, the subsequent rights become exercisable. Each right will initially entitle shareholders to buy eight shares of common stock at an exercise price equal to 20% of the then current market value of the common stock, calculated and adjusted according to the terms of the rights plan. The number of shares that can be purchased upon exercise will increase as the number of shares held by the bidder increases.

     If AtheroGenics is acquired in a merger or other business combination, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of the acquiring company’s shares equal in value to those obtainable if the rights were exercisable in AtheroGenics’ stock.

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

     On February 3, 2003, AtheroGenics completed a public offering of 8,280,000 shares of common stock (including the exercise of the underwriters’ over-allotment option) that raised net proceeds of approximately $48,100,000. These shares were registered under a Registration Statement on Form S-3 (Registration No. 333-101174) filed with the Securities and Exchange Commission in November 2002.

6. Stock Options and Warrants

     During 1995, AtheroGenics established a stock option plan (the “1995 Plan”) which, as amended, provides that options to purchase AtheroGenics’ common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than 75% of the fair values of the shares on the dates of grant.

     The 1995 Plan, as amended, authorizes the grant of options for up to 1,264,084 shares of AtheroGenics’ common stock, and as of December 31, 2002, AtheroGenics had reserved 267,800 shares of common stock for future issuance under the 1995 Plan. Options granted under the 1995 Plan vest over periods ranging from the date of grant to five years from that date.

     Effective July 30, 1997, AtheroGenics established an equity ownership plan (the “1997 Plan”) whereby options to purchase AtheroGenics’ common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair value of the shares on the dates of grant. The 1997 Plan authorizes the grant of options for up to 1,474,416 shares of AtheroGenics’ common stock. On January 28, 2000, AtheroGenics’ Board of Directors authorized an additional 2,250,000 shares to be issued under the 1997 Plan. As of December 31, 2002, AtheroGenics had reserved 2,569,321 shares of common stock for issuance under the 1997 Plan. The 1997 Plan allows for grants of non-qualified options, incentive stock options and shares of restricted stock. Non-qualified options granted under the 1997 Plan may vest immediately for non-employees, but vest over a four-year period for employees. Incentive stock options generally vest over four years. The majority of the stock options granted under the 1997 Plan are incentive stock options.

     Effective April 18, 2001, AtheroGenics established an equity ownership plan (the “2001 Plan”) whereby options to purchase AtheroGenics’ common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair value of the shares on the dates of grant. The 2001 Plan authorizes the grant of options for up to 2,000,000 shares of AtheroGenics’ common stock. As of December 31, 2002, AtheroGenics had reserved 2,000,000 shares of common stock for issuance under the 2001 Plan. The terms of the 2001 Plan are substantially similar to the terms of the 1997 Plan.

     A summary of stock option activity under the 1995 Plan, the 1997 Plan and the 2001 Plan follows:

			Weighted
	Number of		Average
	Shares	Price Range	Price

Outstanding at January 1, 2000	1,785,325	$.10-.31	$.28
Granted	1,797,850	.38-9.88	2.28
Exercised	(613,650)	.10-9.88	.30
Canceled	(111,350)	.30-8.25	.67

Outstanding at December 31, 2000	2,858,175	.10-9.88	1.49
Granted	1,071,450	4.37-6.85	6.02
Exercised	(340,478)	.30-6.56	.41
Canceled	(228,487)	.30-8.25	2.31

Outstanding at December 31, 2001	3,360,660	.10-9.88	2.99
Granted	1,048,380	6.10-7.85	7.18
Exercised	(262,654)	.30-5.30	.92
Canceled	(250,966)	.31-9.88	5.97

Outstanding at December 31, 2002	3,895,420	.10-9.88	4.06

     The following table summarizes information concerning currently outstanding and exercisable options granted under the 1995 Plan, the 1997 Plan and the 2001 Plan as of December 31, 2002.

Options Outstanding				Options Exercisable

	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Remaining Years	Exercise Price	Exercisable	Exercise Price

$.10-.38	1,562,840	6.13	$.32	1,286,322	$.31
4.37-6.05	1,018,250	8.59	5.72	384,832	5.66
6.10-7.41	1,097,280	9.64	7.08	126,950	6.36
7.55-9.88	217,050	8.01	8.02	119,005	8.05

	3,895,420	7.87	4.06	1,917,109	2.26

     During 2000, in connection with the grant of certain options to employees, AtheroGenics recorded non-cash deferred stock compensation of $12,093,928, representing the difference between the exercise price and the deemed fair value of AtheroGenics’ common stock on the dates these stock options were granted. Deferred stock compensation is included as a reduction of shareholders’ equity and is being amortized to expense using the graded vesting method. The graded vesting method provides for vesting of each portion of the overall award over its respective vesting period, and results in higher vesting in earlier years than straight-line vesting. During 2002, 2001 and 2000, AtheroGenics recorded amortization of deferred stock compensation for these options of $1,495,249, $2,316,141 and $7,972,728, respectively.

     In June 2001, in connection with the grant of certain warrants as part of a licensing agreement with National Jewish Medical and Research Center and options granted for the addition of new members to the Scientific Advisory Board, AtheroGenics recorded non-cash deferred stock compensation of $1,092,200. The fair value of the warrants and options for purposes of this calculation was determined by using the Black-Scholes model. These amounts are included as a reduction of shareholders’ equity and are being amortized over the vesting periods of the individual warrants and options, generally five years, using the graded vesting method. During 2002, AtheroGenics recorded a total of $383,664 of amortization of deferred stock compensation for these warrants and options. The fair value of the options and warrants is re-measured at each measurement date. At December 31, 2002, 100,000 shares of common stock were reserved for issuance upon the exercise of these outstanding warrants.

     In August 2002, in connection with the modification of certain options held by an employee who changed in status to become a consultant, AtheroGenics recorded non-cash deferred stock compensation of $235,956. The fair value of the options for purposes of this calculation was determined by using the Black-Scholes model. These amounts are included as a reduction of shareholders’ equity and are being amortized over the vesting periods of the individual options, which is approximately one year, using the straight-line method. During 2002, AtheroGenics recorded a total of $97,959 of amortization of deferred stock compensation for these options. The fair value of the options is re-measured at each measurement date. At December 31, 2002, 59,050 shares of common stock were reserved for issuance upon the exercise of these outstanding options.

     At December 31, 2002, AtheroGenics had a total of $1,243,786 remaining to be amortized over the vesting periods of the option grants discussed above. This amortization will approximate $990,000 in 2003, $156,000 in 2004, $75,000 in 2005 and $23,000 in 2006. During 2002 and 2001, 13,200 and 165,500 shares, respectively, were forfeited and deferred stock compensation was decreased by $111,841 and $1,395,735, respectively.

     Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if AtheroGenics had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options (which are granted with an exercise price equal to fair market value as determined by the board of directors on the grant date) was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for 2002, 2001 and 2000: risk-free interest rates of 3.37%, 4.51% and 6.36%, respectively; no dividend yield; a weighted average expected life of the options of five years; and volatility factors of the expected market price of AtheroGenics’ common stock of 87.63%, 99.79% and 20.85%, respectively.

     For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting periods. The weighted average fair values of options granted during 2002, 2001 and 2000 equal $5.14, $4.60 and $1.16, respectively. Pro forma net loss and net loss per share are as follows:

	Year Ended December 31,
	2002	2001	2000

Pro forma net loss	$(29,911,812)	$(18,694,195)	$(14,151,546)
Pro forma net loss per share (basic and diluted)	(1.07)	(0.72)	(1.32)

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

     The Series B and Series C Redeemable Convertible Preferred Stock were subsequently converted into common stock at a conversion rate of one-to-one upon the completion of AtheroGenics’ initial public offering in August 2000. At such time, the warrants became exercisable for common stock. At December 31, 2002, 183,622 shares of common stock were reserved for issuance upon the exercise of outstanding warrants.

7. Short-Term Investments

     Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days and less than 12 months from the date of acquisition. AtheroGenics has invested primarily in corporate notes and commercial paper, all of which have a minimum investment rating of A1/P1, and government agency notes. AtheroGenics had no realized gains or losses from the sale of investments for the period ended December 31, 2002. The unrealized gains were $310 and $53,298 for 2002 and 2001, respectively. The following table summarizes the estimated fair value of AtheroGenics’ short-term investments:

	December 31,
	2002	2001

Government agency notes	$1,000,000	$16,096,749
Corporate notes	—	7,122,703
Commercial paper	1,500,309	6,500,000
Certificate of deposit	38,493	38,493

Total	$2,538,802	$29,757,945

     All available-for-sale securities held at December 31, 2002, will mature during 2003.

8. Equipment and Leasehold Improvements

     Equipment and leasehold improvements consist of the following:

	December 31,
	2002	2001

Laboratory equipment	$2,564,534	$1,861,221
Leasehold improvements	1,492,540	1,420,579
Computer and office equipment	1,109,776	968,329
Construction in progress	—	309,384

	5,166,850	4,559,513
Accumulated depreciation and amortization	(2,341,583)	(1,644,001)

	$2,825,267	$2,915,512

9. Bank Credit Agreements

     In March 2002, AtheroGenics entered into a revolving credit facility with Silicon Valley Bank (“the Bank”) for up to a maximum amount of $5,000,000 to be used for working capital requirements. Under the terms of the facility, interest on advances is charged at the Bank’s prime rate plus 1.50% per year, provided that certain liquidity levels are maintained; otherwise interest will be charged at prime rate plus 2.0% per year. Amounts borrowed under the revolving credit facility may be repaid and reborrowed at any time and from time to time during the term of the facility. The revolving line of credit terminates on September 5, 2004 and all outstanding amounts and accrued interest will be due and payable on that date. As of December 31, 2002, there were no outstanding balances under the revolving credit facility.

     In addition, in March 2002, AtheroGenics entered into an equipment loan facility with the Bank for up to a maximum amount of $2,500,000 to be used to finance existing and new equipment purchases. Under the terms of the facility, AtheroGenics may request up to six equipment advances until December 6, 2002. The interest rate on the equipment advances was equal to the greater of (1) the Bank’s prime rate plus 3.0% or (2) 7.5% per year and was fixed at the time of each advance. Amounts borrowed under the equipment loan facility are repaid in 33 equal installments of principal and interest beginning on the first business day of the month following an advance. As of December 31, 2002, there was an outstanding balance of $1,007,129 under the equipment loan facility and the weighted average interest rate was 7.68%.

     As collateral for the revolving credit facility and for the equipment loan facility, AtheroGenics granted to the Bank a security interest in all of its assets other than its intellectual property, and granted a negative pledge on its intellectual property. Also, in conjunction with these facilities, AtheroGenics is required to maintain a $15,000,000 compensating cash balance in an account with the Bank.

     Maturities of long-term debt as of December 31, 2002 are as follows:

2003	$434,637
2004	488,870
2005	83,622

$1,007,129

10. Income Taxes

     At December 31, 2002, AtheroGenics had net operating loss carryforwards and research and development credit carryforwards of $76,316,052 and $2,311,134, respectively, for income tax purposes, which both begin to expire in 2010. The significant components of the deferred tax assets are:

	December 31,
	2002	2001

Net operating loss carryforwards	$29,000,100	$19,147,887
Deferred stock compensation	3,899,329	3,284,001
Research credits	2,311,134	1,544,330
Other	241,093	259,746

Total deferred tax assets	35,451,656	24,235,964
Valuation allowance	(35,451,656)	(24,235,964)

Net deferred tax assets	$—	$—

     Because of AtheroGenics’ lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased $11,215,692 and $8,718,402 in 2002 and 2001, respectively.

     AtheroGenics’ net operating loss carryforwards may be subject to certain Internal Revenue Code Section 382 limitations on annual utilization in the event of changes in ownership. These limitations could significantly reduce the amount of the net operating loss carryforwards available in the future. AtheroGenics has not completed an analysis of IRC Section 382 on the cumulative net operating loss carryforward. However, the annual limitations are not expected to prevent utilization of the net operating loss carryforward due to the significant increases in value indicated by the successive issues of our stock. If a change in ownership has occurred, there will be an annual accrual limitation; however, this limitation is not expected to result in a loss of the deferred tax benefit.

11. Leases

     On June 19, 1998, AtheroGenics entered into a 10-year operating lease for office and laboratory space through March 1, 2009. Monthly lease payments of approximately $89,400 began March 2, 1999, the date occupancy commenced. These payments are subject to increases during each successive 12-month period based on changes in the Consumer Price Index (“CPI”). Future increases in monthly lease payments due to increases in the CPI are considered to be contingent rentals, and, therefore, will be charged to expense over the lease term as they become payable. AtheroGenics may extend the lease term for two successive five-year periods. AtheroGenics’ other operating lease obligations are not significant.

     At December 31, 2002, AtheroGenics’ minimum aggregate commitments (net of sublease income) under long-term, non-cancelable operating leases are as follows:

	Gross	Sublease Income	Net

2003	$1,270,377	$211,438	$1,058,939
2004	1,250,456	177,858	1,072,598
2005	1,144,923	130,847	1,014,076
2006	1,136,895	—	1,136,895
2007	1,136,895	—	1,136,895
Thereafter	1,326,378	—	1,326,378

	$7,265,924	$520,143	$6,745,781

     Rent expense under operating leases amounted to $925,040, $835,608 and $786,452 in 2002, 2001 and 2000, respectively.

     Equipment and leasehold improvements include the following amounts for leases that have been capitalized at December 31, 2002 and 2001:

	2002	2001

Lab equipment	$972,500	$972,500
Less accumulated amortization	(972,500)	(837,162)

	$—	$135,338

     Amortization of leased assets is included in depreciation and amortization expense.

12. Related Party Transactions

     On April 15, 2002, AtheroGenics made a secured loan in the amount of $123,116 to one of its executive officers, who is also a shareholder. The loan bears interest at a rate of 2.88% per annum, the applicable federal rate at the time of the loan, and is due on April 15, 2005. The loan is secured by 22,500 shares of AtheroGenics’ common stock. As a result of the Sarbanes-Oxley Act of 2002, AtheroGenics no longer makes loans to its executive officers that are prohibited by the Act.

     AtheroGenics has a sublease agreement for a portion of its office and laboratory space with Inhibitex, Inc. The monthly lease payments were approximately $21,000 in 2002. In 2003, under a revised sublease agreement that reduces the amount of office space, the monthly lease payments are approximately $11,000. The lease term ends on December 31, 2005. The President and Chief Executive Officer of AtheroGenics and the Chairman of AtheroGenics’ Board of Directors are both members of the Inhibitex, Inc. Board of Directors.

     AtheroGenics has a sublease agreement for a portion of its office space with ATV Management Corp. Monthly lease payments are approximately $3,500. The lease term ends on July 31, 2004. The Chairman of the Board of Directors of AtheroGenics is the President and sole shareholder of ATV Management Corp.

13. Employee Benefit Plan

     AtheroGenics has a defined contribution plan covering eligible employees, which is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to 15% of their salary (up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code). AtheroGenics may make a discretionary contribution. During 2002, AtheroGenics matched 50% of employees’ contributions, up to a maximum of 6% of the employees’ annual base compensation. AtheroGenics’ contribution to the plan for 2002, 2001 and 2000 aggregated $129,503, $91,852 and $62,093, respectively. AtheroGenics’ stock is not an eligible investment under this plan.

14. Quarterly Results of Operations (unaudited)

     The following is a summary of the unaudited quarterly results of operations:

		Year Ended December 31, 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net revenues	$—	$—	$—	$—
Operating loss	(6,868,283)	(6,841,754)	(7,132,780)	(8,042,310)
Net loss	(6,563,715)	(6,572,494)	(6,926,723)	(7,902,575)
Net loss per share data:
Basic and diluted	(0.24)	(0.24)	(0.25)	(0.28)

		Year Ended December 31, 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net revenues	$1,430,422	$481,245	$538,511	$1,059,362
Operating loss	(3,884,934)	(4,537,847)	(5,456,025)	(6,127,525)
Net loss	(3,100,628)	(3,949,277)	(4,862,219)	(5,727,459)
Net loss per share data:
Basic and diluted	(0.13)	(0.16)	(0.18)	(0.21)

     Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     We have set forth information relating to the directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934 under the captions “Executive Officers and Directors,” “Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in our proxy statement for our 2003 annual meeting of shareholders to be held on May 8, 2003. We are incorporating this information by reference in this Form 10-K. Our definitive proxy statement will be filed with the Securities and Exchange Commission on March 31, 2003.

Item 11. Executive Compensation

     We have set forth information relating to executive compensation under the caption “Executive Compensation,” “Director Compensation,” “Employment Agreement,” “Report of the Compensation Committee,” “Stock Performance Graph” and “Compensation Committee Interlocks and Insider Participation” in the proxy statement referred to in Item 10 above. We are incorporating this information by reference in this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of December 31, 2002.

	Equity Compensation Plan Information
			Number of securities
			remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	be issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	3,895,420	$4.33	923,901
Equity compensation plans not approved by shareholders	250,000	0.14	17,800

Total	3,895,420	$4.06	941,701

     The 1995 Equity Ownership Plan is the only equity compensation plan of AtheroGenics that was adopted without approval of AtheroGenics’ shareholders. The description of this plan may be found above in note 6 “Stock Options and Warrants” to the notes to our financial statements

     We have also set forth information relating to ownership of our common stock by certain persons under the caption “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement referred to in Item 10 above. We are incorporating this information by reference in this Form 10-K.

Item 13. Certain Relationships and Related Transactions

     We have set forth information relating to existing or proposed relationships or transactions between us and certain of our affiliates under the caption “Certain Relationships and Related Transactions” in the proxy statement referred to in Item 10 above. We are incorporating this information by reference in this Form 10-K.

Item 14. Controls and Procedures

     Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for AtheroGenics. Our disclosure controls and procedures include our “internal controls,” as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Security and Exchange Commission’s Release No. 34-46427 (August 29, 2002). Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing date of this annual report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

     Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation. As a result, there were no corrective actions to be taken.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements, filed as part of this report

Report of Independent Auditors

Balance Sheets as of December 31, 2002 and 2001

Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Statements Shareholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Financial Statements

(2)	Financial Statement Schedules

No financial statement schedules are provided, because the information called for is not required or is shown either in the financial statements or the notes thereto.

(3)	Listing of Exhibits—The response to this portion of Item 15 is submitted below as Item 15(c) of this report.

(b)	Reports on Form 8-K filed in the fourth quarter of 2002:

None.

(c)	Exhibits

Exhibit		Description

3.01**	—	Form of Fourth Amended and Restated Articles of Incorporation of AtheroGenics, Inc.

3.02**	—	Form of Third Amended and Restated Bylaws of AtheroGenics, Inc., as amended.

4.01**	—	Form of Common Stock Certificate.

4.02**	—	Amended and Restated Master Rights Agreement dated October 31, 1995, as amended by First Amendment dated November 1, 1995; Second Amendment dated July 30, 1996; Third Amendment dated April 13, 1999; Fourth Amendment dated May 11, 1999; and Fifth Amendment dated August 30, 1999.

4.03**	—	Applicable provisions of Fourth Amended and Restated Articles of Incorporation and Third Amended and Restated Bylaws of AtheroGenics, Inc. (incorporated by reference to Exhibits 3.01 and 3.02).

Exhibit		Description

4.04	—	Rights Agreement dated as of November 9, 2001 between AtheroGenics, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as an exhibit of the same number with AtheroGenics’ Form 8-K on October 9, 2001 and incorporated herein by reference).

10.02**+	—	Exclusive License Agreement dated July 17, 1998 between The Regents of the University of California and AtheroGenics, Inc.

10.03**+	—	License Agreement dated January 11, 1995 between Emory University and AtheroGenics, Inc.

10.04**+	—	Patent Purchase Agreement dated April 26, 1995 between AtheroGenics, Inc. and Sampath Parthasarathy, together with Services Agreement dated April 26, 1995 between AtheroGenics, Inc. and Sampath Parthasarathy.

10.05**+	—	Sponsored Research Agreement dated October 14, 1996 between Emory University and AtheroGenics, Inc.

10.07**	—	AtheroGenics, Inc. 1995 Stock Option Plan, together with form of nonqualified stock option agreement.

10.08**	—	AtheroGenics, Inc. 1997 Equity Ownership Plan, as amended by Amendment No. 1 and Amendment No. 2.

10.09**	—	Preferred Shares Purchase Warrant dated August 24, 1998 between AtheroGenics, Inc. and certain Lenders named therein.

10.10**	—	Series C Convertible Preferred Stock Purchase Warrants of AtheroGenics, Inc.

10.11**	—	Promissory Note dated April 1, 1999 between Inhibitex, Inc. and AtheroGenics, Inc.

10.12**++	—	Lease Agreement dated June 19, 1998 between Cousins Properties, Inc. and AtheroGenics, Inc.

10.13**++	—	Master Equipment Lease dated November 1, 1995 between Phoenix Leasing Incorporated and AtheroGenics, Inc.

10.14***	—	Employment Agreement dated March 1, 2001 between AtheroGenics, Inc. and Russell M. Medford.

10.15***	—	Amendment dated January 1, 2001 to Promissory Note dated April 1, 1999 between Inhibitex, Inc. and AtheroGenics, Inc.

10.16	—	Form of Common Stock Purchase Agreement dated as of June 19, 2001 between AtheroGenics, Inc. and the Purchasers named therein (filed as an exhibit of the same number with AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-64228, on July 23, 2001 and incorporated herein by reference).

10.17+	—	Exclusive License Agreement dated as of June 29, 2001 between AtheroGenics, Inc. and National Jewish Medical and Research Center (filed as an exhibit with the same number with Amendment No. 1 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-64228, on June 29, 2001 and incorporated herein by reference).

10.18	—	AtheroGenics, Inc. 2001 Equity Ownership Plan (filed as Appendix B to the proxy statement for AtheroGenics’ 2001 Annual Shareholders’ Meeting as filed on March 22, 2001 and incorporated herein by reference).

10.19***	—	Promissory Note and Stock Pledge Agreement dated as of December 26, 2001 between AtheroGenics, Inc. and Mitchell Glass.

10.20(a)	—	Revolving Promissory Note dated March 6, 2002 between AtheroGenics, Inc. and Silicon Valley Bank (filed as an exhibit of the same number to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.20(b)	—	Equipment Term Note dated March 6, 2002 between AtheroGenics, Inc. and Silicon Valley Bank (filed as an exhibit of the same number to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.20(c)	—	Loan and Security Agreement dated March 6, 2002 between AtheroGenics, Inc. and Silicon Valley Bank (filed as an exhibit of the same number to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.20(d)	—	Negative Pledge Agreement dated March 6, 2002 between AtheroGenics, Inc. and Silicon Valley Bank (filed as an exhibit of the same number to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.21	—	Promissory Note and Stock Pledge Agreement dated as of April 15, 2002 between AtheroGenics, Inc. and Mark P. Colonnese (filed as Exhibit 10.21 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

Exhibit		Description

10.22	—	Separation and Consulting Agreement and General Release dated as of October 3, 2002 between AtheroGenics, Inc. and Mitchell Glass, M.D. (filed as Exhibit 10.22 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

23.01*	—	Consent of Ernst & Young LLP.

24.01*	—	Powers of Attorney.

*	Filed herewith.

**	Filed as the exhibit of the same number with AtheroGenics’ registration statement on Form S-1, Registration No. 333-31140, declared effective by the SEC on August 8, 2000, and incorporated herein by reference.

***	Filed as an exhibit of the same number with AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

+	Certain confidential information contained in this document has been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

++	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

ATHEROGENICS, INC.

By:	/s/ RUSSELL M. MEDFORD, M.D., PH.D. Russell M. Medford, M.D., Ph.D.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Principal Executive Officer:

/s/RUSSELL M. MEDFORD Russell M. Medford	President and Chief Executive Officer, Director	March 28, 2003

Principal Financial and Principal Accounting Officer:

/s/MARK P. COLONNESE Mark P. Colonnese	Senior Vice President of Finance and Administration and Chief Financial Officer	March 28, 2003

Additional Directors:

* Michael A. Henos	Director	March 28, 2003

* R. Wayne Alexander	Director	March 28, 2003

* David Bearman	Director	March 28, 2003

* Vaughn D. Bryson	Director	March 28, 2003

* T. Forcht Dagi	Director	March 28, 2003

* Arthur M. Pappas	Director	March 28, 2003

* William A. Scott	Director	March 28, 2003

* Stephen G. Sudovar	Director	March 28, 2003

*By:	/s/MARK P. COLONNESE

Mark P. Colonnese Attorney-in-fact

CERTIFICATIONS

I, Russell M. Medford, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of AtheroGenics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ RUSSELL M. MEDFORD

Russell M. Medford
President and Chief Executive Officer

I, Mark Colonnese, Senior Vice President of Finance and Administration and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of AtheroGenics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ MARK P. COLONNESE

Mark P. Colonnese
Senior Vice President of Finance and
Administration and Chief Financial Officer