Form 10-Q
period 2003-03-31
ATHEROGENICS INC
filed 2003-05-13
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q
_________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File No. 0-31261

ATHEROGENICS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-210832
(State of incorporation)	(I.R.S. Employer Identification Number)

8995 Westside Parkway, Alpharetta, Georgia30004
(Address of registrant's principal executive offices, including zip code)

_______________________

(Registrant's telephone number, including area code): (678) 336-2500

            Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [   ]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ]   No [   ]

            As of May 9, 2003, there were 36,431,460 shares of the registrant's common stock outstanding.

_________________________

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (unaudited)

Condensed Balance Sheets
March 31, 2003 and December 31, 2002	3

Condensed Statements of Operations
Three months ended March 31, 2003 and 2002	4

Condensed Statements of Cash Flows
Three months ended March 31, 2003 and 2002	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	12

Item 6. Exhibits and Reports on Form 8-K	12

SIGNATURES	13

CERTIFICATIONS	14

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ATHEROGENICS, INC.
 CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2003	2002
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$ 54,912,362	$ 32,132,329
Short-term investments	18,132,220	2,538,802
Prepaid expenses, notes receivable and other current assets	462,731	223,721

Total current assets	73,507,313	34,894,852

Equipment and leasehold improvements, net of accumulated
depreciation and amortization	2,701,607	2,825,267
Notes receivable, net of current portion	221,955	231,925

Total assets	$ 76,430,875	$ 37,952,044

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 2,651,766	$ 1,959,295
Accrued research and development costs	2,084,174	945,506
Accrued compensation	612,467	957,056
Accrued liabilities	446,981	589,345
Current portion of equipment loan facility	452,658	434,637

Total current liabilities	6,248,046	4,885,839

Equipment loan facility, net of current portion	446,624	572,492

Shareholders' equity:
Preferred stock, no par value: Authorized - 5,000,000 shares	--	--
Common stock, no par value: Authorized - 100,000,000
shares; issued and outstanding – 36,430,460 and
28,133,560 shares at March 31, 2003 and
December 31, 2002, respectively	170,742,791	122,182,607
Warrants	882,536	798,076
Deferred stock compensation	(1,146,686)	(1,243,786)
Accumulated deficit	(100,738,195)	(89,243,494)
Accumulated other comprehensive (loss) income	(4,241)	310

Total shareholders' equity	69,736,205	32,493,713

Total liabilities and shareholders' equity	$ 76,430,875	$ 37,952,044

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2003	2002

Revenues	$ --	$ --

Operating expenses:
Research and development	10,158,401	5,385,614
General and administrative	1,193,292	983,346
Amortization of deferred stock
compensation	320,670	499,323

Total operating expenses	11,672,363	6,868,283

Operating loss	(11,672,363)	(6,868,283)
Net interest income	177,662	304,568

Net loss	$ (11,494,701)	$ (6,563,715)

Net loss per share -
basic and diluted	$ (0.35)	$ (0.24)

Weighted average shares outstanding -
basic and diluted	33,293,017	27,876,269

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2003	2002

Operating activities:
Net loss	$ (11,494,701)	$ (6,563,715)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	198,484	174,682
Amortization of deferred stock compensation	320,670	499,323
Changes in operating assets and liabilities:
Prepaid expenses, notes receivable and other assets	(229,040)	61,448
Accounts payable	692,471	(293,363)
Accrued liabilities	651,715	(251,577)

Net cash used in operating activities	(9,860,401)	(6,373,202)

Investing activities:
Purchases of equipment and leasehold improvements	(74,824)	(257,364)
(Purchases) sales of short-term investments	(15,597,969)	10,520,862

Net cash (used in) provided by investing activities	(15,672,793)	10,263,498

Financing activities:
Proceeds from the issuance of common stock	48,395,000	--
Proceeds from the exercise of common stock options	26,074	32,471
Payments on equipment loan facility and capital lease obligation	(107,847)	(23,973)

Net cash provided by financing activities	48,313,227	8,498

Increase in cash and cash equivalents	22,780,033	3,898,794
Cash and cash equivalents at beginning of period	32,132,329	28,682,050

Cash and cash equivalents at end of period	$ 54,912,362	$ 32,580,844

Supplemental disclosures of cash flow information:
Interest paid	$ 18,631	$ 3,245
Remeasurement adjustment for variable options and warrants issued
for technology license agreements and consulting agreements	223,570	147,015

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

                The interim results should be read in conjunction with the financial statements and notes thereto included in AtheroGenics' Annual Report on Form 10-K for the year ended December 31, 2002.  Shareholders are encouraged to review the Form 10-K for a broader discussion of AtheroGenics' opportunities and risks inherent in the business.  Copies of the Form 10-K are available on request.

2.   Recently Issued Accounting Standards

                In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS 145”), which clarifies the criteria under which extinguishment of debt can be considered as extraordinary, rescinds the related Statement Nos. 4, 44 and 64, and makes technical corrections to other Statements of Financial Standards.  AtheroGenics adopted SFAS 145 in January 2003.  AtheroGenics believes the adoption of SFAS 145 will not have a material effect on its future results of operations.

                In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3.  AtheroGenics adopted SFAS 146 in January 2003, but does not expect the adoption to have a material effect on its future results of operations.

                In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), that amends SFAS No. 123, Accounting for Stock‑Based Compensation ("SFAS 123"), to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method.  SFAS 148 is effective for fiscal years beginning after December 15, 2002.  AtheroGenics adopted the new disclosure provisions in accordance with SFAS 148, as discussed in note 4 “Stock-Based Compensation.”

3.   Net Loss per Share

                SFAS No. 128, Earnings per Share, requires presentation of both basic and diluted earnings per share.  Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner as basic earnings per share except that diluted earnings per share reflects the potential dilution that would occur if outstanding options and warrants were exercised.  Because AtheroGenics reported a net loss for all periods presented, shares associated with stock options and warrants are not included because they are antidilutive.  Basic and diluted net loss per share amounts are the same for the periods presented.

4.   Stock‑Based Compensation

                AtheroGenics has elected to follow Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for its stock‑based employee compensation plans, rather than the alternative fair value accounting method provided for under SFAS 123, as SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. AtheroGenics accounts for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non‑employees, in accordance with SFAS 123 and EITF Issue No. 96‑18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

                The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested options in each period, based on the provisions of SFAS 123 and SFAS 148.

	March 31,
	2003	2002

Net loss, as reported	$ (11,494,701)	$ (6,563,715)
Add: Stock-based employee compensation expense
included in reported net loss	140,793	392,010

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(895,320)	(836,591)

Pro forma net loss	$ (12,249,228)	$ (7,008,296)

Net loss per share:
Basic and diluted, as reported	$ (0.35)	$ (0.24)

Basic and diluted, pro forma	$ (0.37)	$ (0.25)

5.   Deferred Stock Compensation

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

                Deferred compensation for options and warrants granted to consultants is determined in accordance with SFAS 123 and EITF Issue No. 96-18 as the fair value of the equity instruments issued.  Deferred compensation for options and warrants granted to consultants is adjusted to fair market value on each balance sheet date.

                At March 31, 2003, AtheroGenics had a total of $1,146,686 remaining to be amortized over the vesting periods of all stock options and warrants.

6.   Bank Credit Agreements

                In March 2002, AtheroGenics entered into a revolving credit facility with Silicon Valley Bank for up to a maximum amount of $5,000,000 to be used for working capital requirements.  Under the terms of the facility, interest on advances is charged at the Bank's prime rate plus 1.50% per year, provided that certain liquidity levels are maintained; otherwise interest will be charged at prime rate plus 2.0% per year.  Amounts borrowed under the revolving credit facility may be repaid and reborrowed at any time and from time to time during the term of the facility.  The revolving line of credit terminates on September 5, 2004 and all outstanding amounts and accrued interest will be due and payable on that date.  As of March 31, 2003, there were no outstanding balances under the revolving credit facility.

                In addition, in March 2002, AtheroGenics entered into an equipment loan facility with Silicon Valley Bank for up to a maximum amount of $2,500,000 to be used to finance existing and new equipment purchases.  The interest rate on the equipment advances was equal to the greater of (1) the Bank's prime rate plus 3.0% or (2) 7.5% per year and was fixed at the time of each advance.  Amounts borrowed under the equipment loan facility are repaid in 33 equal installments of principal and interest beginning on the first business day of the month following an advance.  As of March 31, 2003, there was an outstanding balance of $899,282 under the equipment loan facility and the weighted average interest rate was 7.7%.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

                The following should be read with the financial statements and related footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in AtheroGenics' Annual Report on Form 10-K.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.  The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made.  These risks are set forth in more detail in our Annual Report on Form 10-K.

OVERVIEW

                Since our operations began in 1994, we have focused on the discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases, such as atherosclerosis, rheumatoid arthritis and asthma.  Based on our proprietary vascular protectant, or v-protectant™, technology platform, we have four drug programs in the clinic, and are progressing on a number of other pre-clinical programs.  We are implementing a Phase III clinical trial, called ARISE (Aggressive Reduction of Inflammation Stops Events), for our most advanced clinical compound, AGI-1067, for the treatment of atherosclerosis in patients with coronary artery disease.  The AGI-1067 Phase IIb clinical trial for atherosclerosis and post-angioplasty restenosis is ongoing.  Our second clinical compound, AGIX-4207, is a novel oral agent being tested in a Phase II clinical program for the treatment of rheumatoid arthritis.  AGIX-4207 I.V. is an intravenous rheumatoid arthritis treatment that has completed a Phase I clinical trial.  AGI-1096 is a novel, oral agent that has completed a Phase I clinical trial for the prevention of organ transplant rejection.

                To date, we have devoted substantially all of our resources to research and development.  We have not received any commercial revenues from product sales.  We expect to incur significant losses in most years prior to deriving any product revenue as we continue to increase research and development costs.  We have incurred significant losses since we began operations in 1994 and as of March 31, 2003, we had an accumulated deficit of $100.7 million.  We cannot assure you that we will become profitable.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.  Our ability to achieve profitability depends upon a variety of factors, including our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products.

RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended March 31, 2003 and 2002

Revenues

                There were no revenues during the three months ended March 31, 2003 and 2002.

Expenses

                Research and Development.  Research and development expenses increased 89% to $10.2 million for the quarter ended March 31, 2003 from $5.4 million for the comparable period in 2002.  The increase in research and development expenses for the quarter ended March 31, 2003 was primarily due start-up expenditures related to the AGI-1067 ARISE Phase III clinical trial, such as manufacturing activities for clinical drug supply, clinical site selection and investigator recruitment.  In addition, there were increased expenditures for the ongoing AGI-1067

CART-2 Phase IIb and the AGIX-4207 Phase II clinical trials.

                General and Administrative.  General and administrative expenses increased 21% to $1.2 million for the quarter ended March 31, 2003, from $1.0 million for the comparable period in 2002.  The increase in general and administrative expenses for the quarter ended March 31, 2003 was due to increased business development costs related to AGI-1067.

                Amortization of Deferred Stock Compensation.  Amortization of deferred stock compensation was $320,670 for the quarter ended March 31, 2003, compared to $499,323 for the same period in 2002.  The decrease in the quarter ended March 31, 2003 is due to the deferred stock compensation being amortized using the graded vesting method, which results in higher amortization in the earlier years.  The decrease was partially offset by the effect of remeasuring options and warrants granted to consultants to current fair market value.

Net Interest Income

                Net interest income was $177,662 for the quarter ended March 31, 2003.  This is a decrease of 42% from $304,568 for the quarter ended March 31, 2002.  The decrease in net interest income is a reflection of lower average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

                Since inception, we have financed our operations primarily through sales of equity securities and payments received from a license agreement, which was subsequently terminated.  At March 31, 2003, we had cash, cash equivalents and short-term investments of $73.0 million, compared with $34.7 million at December 31, 2002.  Working capital at March 31, 2003 was $67.3 million, compared to $30.0 million at December 31, 2002.  The increase in cash, cash equivalents, short-term investments and working capital is primarily due to a follow-on public offering of 8.3 million shares of common stock (including the exercise of the underwriters’ over-allotment option) in the first quarter of 2003 that raised net proceeds of approximately $48.4 million.

                Net cash used in operating activities was $9.9 million for the quarter ended March 31, 2003, compared to $6.4 million for the quarter ended March 31, 2002.  The increase in the use of cash in operating activities is principally due to the expenditures for the initiation of our ARISE Phase III clinical trial and the continuation of our CART-2 Phase IIb clinical trial for AGI-1067 as well as other ongoing product development activities, partially offset by increases in payables and accruals related to the clinical trials.  We anticipate net cash usage in 2003 to be between $43 million and $48 million.

                Net cash used in investing activities was $15.7 million for the quarter ended March 31, 2003, compared to $10.3 million provided by investing activities for the quarter ended March 31, 2002.  Net cash used in investing activities during the quarter ended March 31, 2003 consisted primarily of the purchases of available-for-sale securities and equipment and leasehold improvements.  Net cash provided by investing activities during the quarter ended March 31, 2002 consisted primarily of the sales of available-for-sale securities, with the proceeds reinvested in interest bearing cash equivalents, partially offset by the purchase of equipment and leasehold improvements.

                Net cash provided by financing activities was $48.3 million for the quarter ended March 31, 2003, compared to $8,498 for the quarter ended March 31, 2002.  Net cash provided by financing activities in the quarter ended March 31, 2003 consisted primarily of proceeds of approximately $48.4 million from the follow-on public offering of 8.3 million shares of our common stock.  This was partially offset by payments on our equipment loan facility.  Net cash provided by financing activities in the quarter ended March 31, 2002 consisted of the exercise of stock options, offset by payments for capital lease obligations.

                In March 2002, we entered into a revolving credit facility with Silicon Valley Bank in the amount of up to $5.0 million to be used for working capital requirements.  In addition, we entered into an equipment loan facility with Silicon Valley Bank in the amount of up to $2.5 million to be used to finance existing and new equipment purchases.  At March 31, 2003 there was no outstanding balance on the revolving credit facility and an outstanding balance of $899,282 with a weighted average interest rate of 7.7% on the equipment loan facility.  As collateral for the revolving credit facility and for the equipment loan facility, AtheroGenics granted to Silicon Valley Bank a security interest in all of its assets other than its intellectual property, and granted a negative pledge on its intellectual property.  Also, in conjunction with these facilities, AtheroGenics is required to maintain a $15 million compensating cash balance in an account with the Bank.

                The following table summarizes our long-term contractual obligations as of March 31, 2003.

	2003	2004-2005	2006-2007	Thereafter

Operating leases, net of sublease income	$ 841,006	$ 2,086,674	$ 2,273,790	$ 1,326,378
Long-term debt	326,790	572,492	--	--

Total contractual obligations	$ 1,167,796	$ 2,659,166	$ 2,273,790	$ 1,326,378

                Based upon the current status of our product development and commercialization plans, we believe that our existing cash and cash equivalents, along with our revolving credit facility with Silicon Valley Bank, will be adequate to satisfy our capital needs for at least the next 12 months.  However, our actual capital requirements will depend on many factors, including:

-	the status of product development;

-	the time and cost involved in conducting clinical trials and obtaining regulatory approvals;

-	the costs of filing, prosecuting and enforcing patent and other intellectual property claims;

-	competing technological and market developments; and

-	our ability to establish new licensing agreements.

FORWARD-LOOKING STATEMENTS

                The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of AtheroGenics.  AtheroGenics and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and our other filings with the Securities and Exchange Commission and in our reports to our shareholders.  Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements.  All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our future results of operations or our financial condition, research, development and commercialization of our product candidates and anticipated trends in our business, are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates.  AtheroGenics undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                The foregoing list of important factors is discussed in more detail in our Annual Report on Form 10-K and is not exclusive.

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

                The following table summarizes information on our equipment loan facility.  The table presents maturity of the debt and projected annual average interest rates as of March 31, 2003.

					Value as of
	2003	2004	2005	Total	March 31, 2003

Long-term debt - fixed rate
Maturity	$326,790	$488,870	$83,622	$899,282	$899,282
Average interest rate	7.7%	7.7%	7.7%

Item 4.  Controls and Procedures

                Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for AtheroGenics.  Our disclosure controls and procedures include our "internal controls," as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Security and Exchange Commission's Release No. 34-46427 (August 29, 2002).  Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

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

                We have used the proceeds from our initial public offering for research and development activities, including clinical trials, process development and manufacturing support, and for general corporate purposes, including working capital.  As of March 31, 2003, the proceeds have been applied toward:

-	purchases of equipment and leasehold improvements, $2.4 million;

-	operating activities, $46.9 million; and

-	investments in highly liquid, interest bearing, investment grade securities, $100,000.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

                None.

(b) Reports on Form 8-K

          We filed a report on Form 8-K on January 21, 2003 under Item 5 to announce the public offering of 6,000,000 shares of our common stock.

          We filed a report on Form 8-K on January 28, 2003 under Item 5 to report that we had entered into an underwriting agreement with Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Lazard Frères & Co. LLC and Adams, Harkness & Hill, Inc.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHEROGENICS, INC.

Date: May 13, 2003	/s/ MARK P. COLONNESE
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ RUSSELL M. MEDFORD
Russell M. Medford
President and Chief Executive Officer

I, Mark P. Colonnese, Senior Vice President of Finance and Administration and Chief Financial Officer, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ MARK P. COLONNESE
Mark P. Colonnese
Senior Vice President of Finance and
Administration and Chief Financial Officer