Form 10-Q
period 2003-06-30
ATHEROGENICS INC
filed 2003-08-13
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File No. 0-31261

ATHEROGENICS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2108232

(State of incorporation)	(I.R.S. Employer Identification Number)

8995 Westside Parkway, Alpharetta, Georgia 30004

(Address of registrant’s principal executive offices, including zip code)

(Registrant’s telephone number, including area code): (678) 336-2500

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☒    No ☐

     As of August 8, 2003, there were 36,533,448 shares of the registrant’s common stock outstanding.

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROGENICS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$38,718,011	$32,132,329
Short-term investments	22,482,048	2,538,802
Prepaid expense	2,211,828	166,995
Notes receivable and other current assets	172,077	56,726

Total current assets	63,583,964	34,894,852
Equipment and leasehold improvements, net of accumulated depreciation and amortization	2,806,595	2,825,267
Notes receivable, net of current portion	211,809	231,925

Total assets	$66,602,368	$37,952,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,979,247	$1,959,295
Accrued research and development costs	4,315,637	945,506
Accrued liabilities	708,413	589,345
Accrued compensation	606,762	957,056
Current portion of equipment loan facility	461,415	434,637

Total current liabilities	8,071,474	4,885,839
Equipment loan facility, net of current portion	327,934	572,492
Shareholders’ equity:
Preferred stock, no par value: Authorized — 5,000,000 shares	—	—
Common stock, no par value: Authorized — 100,000,000 shares; issued and outstanding — 36,522,896 and 28,133,560 shares at June 30, 2003 and December 31, 2002, respectively	171,273,523	122,182,607
Warrants	1,087,536	798,076
Deferred stock compensation	(1,072,843)	(1,243,786)
Accumulated deficit	(113,074,173)	(89,243,494)
Accumulated other comprehensive (loss) income	(11,083)	310

Total shareholders’ equity	58,202,960	32,493,713

Total liabilities and shareholders’ equity	$66,602,368	$37,952,044

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	10,833,917	5,317,582	20,992,318	10,703,196
General and administrative	1,238,980	1,024,849	2,432,272	2,008,195
Amortization of deferred stock compensation	469,517	499,323	790,186	998,646

Total operating expenses	12,542,414	6,841,754	24,214,776	13,710,037

Operating loss	(12,542,414)	(6,841,754)	(24,214,776)	(13,710,037)
Net interest income	206,436	269,260	384,097	573,828

Net loss	$(12,335,978)	$(6,572,494)	$(23,830,679)	$(13,136,209)

Net loss per share — basic and diluted	$(0.34)	$(0.24)	$(0.68)	$(0.47)

Weighted average shares outstanding — basic and diluted	36,458,982	27,925,386	34,884,745	27,900,963

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,

	2003	2002

Operating activities:
Net loss	$(23,830,679)	$(13,136,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	398,460	359,113
Amortization of deferred stock compensation	790,186	998,646
Changes in operating assets and liabilities:
Prepaid expenses	(2,044,833)	(20,944)
Notes receivable and other current assets	(95,235)	(46,413)
Accounts payable	19,952	(420,051)
Accrued research and development	3,370,131	203,983
Accrued liabilities	(231,226)	(201,694)

Net cash used in operating activities	(21,623,244)	(12,263,569)
Investing activities:
Purchases of equipment and leasehold improvements	(379,788)	(395,342)
(Purchases) sales of short-term investments	(19,954,639)	11,625,629

Net cash (used in) provided by investing activities	(20,334,427)	11,230,287
Financing activities:
Proceeds from the issuance of common stock	48,411,649	—
Proceeds from the exercise of common stock options	349,484	58,521
Proceeds from equipment loan facility	—	936,851
Payments on equipment loan facility and capital lease obligation	(217,780)	(126,911)

Net cash provided by financing activities	48,543,353	868,461

Increase (decrease) in cash and cash equivalents	6,585,682	(164,821)
Cash and cash equivalents at beginning of period	32,132,329	28,682,050

Cash and cash equivalents at end of period	$38,718,011	$28,517,229

Supplemental disclosures of cash flow information:
Interest paid	$35,175	$17,255
Remeasurement adjustment for variable options and warrants issued for technology license agreements and consulting agreements	619,243	147,015

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

     The interim results should be read in conjunction with the financial statements and notes thereto included in AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2002. Shareholders are encouraged to review the Form 10-K for a broader discussion of AtheroGenics’ opportunities and risks inherent in the business. Copies of the Form 10-K are available on request.

2. Recently Issued Accounting Standards

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), that amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. SFAS 148 is effective for fiscal years beginning after December 15, 2002. AtheroGenics adopted the new disclosure provisions in accordance with SFAS 148, as discussed in note 4 “Stock-Based Compensation.”

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

     The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all outstanding and unvested options in each period, based on the provisions of SFAS 123 and SFAS 148.

	June 30,

	2003	2002

Net loss, as reported	$(23,830,679)	$(13,136,209)
Add: Stock-based employee compensation expense included in reported net loss	281,560	784,020
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,723,627)	(1,683,509)

Pro forma net loss	$(25,272,746)	$(14,035,698)

Net loss per share:
Basic and diluted, as reported	$(0.68)	$(0.47)

Basic and diluted, pro forma	$(0.72)	$(0.50)

5. Deferred Stock Compensation

     Deferred compensation for options granted to employees represents the difference between the exercise price and the deemed fair value of AtheroGenics’ common stock on the dates these stock options were granted. The deferred compensation is included as a reduction of shareholders’ equity and is amortized over the vesting periods of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting.

     Deferred compensation for options and warrants granted to consultants is determined in accordance with SFAS 123 and EITF Issue No. 96-18 as the fair value of the equity instruments issued. Deferred compensation for options and warrants granted to consultants is adjusted to fair market value on each balance sheet date.

     At June 30, 2003, AtheroGenics had a total of $1,072,843 remaining to be amortized over the vesting periods of all stock options and warrants.

6. Follow-on Offering

     In February 2003, AtheroGenics completed a follow-on public offering of 8,280,000 shares of common stock (including the exercise of the underwriters’ over-allotment option) that raised net proceeds of approximately $48,400,000.

7. Bank Credit Agreements

     In March 2002, AtheroGenics entered into a revolving credit facility with Silicon Valley Bank for up to a maximum amount of $5,000,000 to be used for working capital requirements. Under the terms of the facility, interest on advances is charged at the Bank’s prime rate plus 1.50% per year, provided that certain liquidity levels are maintained; otherwise interest will be charged at prime rate plus 2.0% per year. Amounts borrowed under the revolving credit facility may be repaid and reborrowed at any time and from time to time during the term of the facility. The revolving line of credit terminates on September 5, 2004 and all outstanding amounts and accrued interest will be due and payable on that date. As of June 30, 2003, there were no outstanding balances under the revolving credit facility.

     In addition, in March 2002, AtheroGenics entered into an equipment loan facility with Silicon Valley Bank for up to a maximum amount of $2,500,000 to be used to finance existing and new equipment purchases. The interest rate on the equipment advances was equal to the greater of (1) the Bank’s prime rate plus 3.0% or (2) 7.5% per year and was fixed at the time of each advance. Amounts borrowed under the equipment loan facility are repaid in 33 equal installments of principal and interest beginning on the first business day of the month following an advance. As of June 30, 2003, there was an outstanding balance of $789,349 under the equipment loan facility and the weighted average interest rate was 7.7%.

     As collateral for the revolving credit facility and for the equipment loan facility, AtheroGenics granted to Silicon Valley Bank a security interest in all of its assets other than its intellectual property, and granted a negative pledge on its intellectual property. Also, in conjunction with these facilities, AtheroGenics was required to maintain a $15 million compensating cash balance in an account with the Bank.

     In June 2003, AtheroGenics entered into a loan modification agreement related to the equipment loan facility extending the borrowing period until September 30, 2003 and canceling the compensating cash balance requirement on the revolving credit facility and the equipment loan facility.

8. Reclassifications

     Certain prior year balances have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity.

9. Subsequent Events

     On August 12, 2003, we announced an offer to issue $75.0 million of convertible notes due 2008 through a Rule 144A offering to qualified institutional buyers. These notes will be convertible into AtheroGenics, Inc. common stock at a price to be determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read with the financial statements and related footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in AtheroGenics’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made. These risks are set forth in more detail in our Annual Report on Form 10-K.

OVERVIEW

     Since our operations began in 1994, we have focused on the discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases, including heart disease (atherosclerosis), rheumatoid arthritis, organ transplant rejection and asthma. Based on our proprietary vascular protectant, or v-protectant™, technology platform, we have four drug programs in the clinic, and are pursuing a number of other preclinical programs.

     AGI-1067 is our v-protectant candidate that is most advanced in clinical development, and is designed to benefit patients with heart disease. AGI-1067 is currently in a Phase III clinical trial, referred to as ARISE, or Aggressive Reduction of Inflammation Stops Events, to evaluate the impact of AGI-1067 on important outcome measures such as death due to heart disease, myocardial infarction, stroke, coronary revascularization and unstable angina in patients who have coronary heart disease. ARISE will enroll 4,000 patients who will be followed for an average of 18 months or until a minimum of 1,160 primary events, or outcome measures, have occurred. We recently completed enrollment in our AGI-1067 CART-2 Phase IIb clinical trial. CART-2 is a 12-month, 500 patient, double-blind, placebo-controlled trial of AGI-1067 280mg, administered orally once daily, versus placebo, to assess the effect of AGI-1067 on the progression of atherosclerosis in patients with heart disease. We expect to complete the treatment phase of CART-2 in 12 months and will then proceed with data analysis and disclosure of the results.

     Our second clinical compound, AGIX-4207, is a novel oral agent being developed for the treatment of the signs and symptoms of rheumatoid arthritis. We have completed a Phase II clinical trial that evaluated safety, tolerability and the effect of orally administered AGIX-4207 on biological markers of inflammation in rheumatoid arthritis patients. Data from the trial demonstrated that treatment with AGIX-4207 was safe and well tolerated by patients and also inhibited an increase in the inflammatory biomarker know as the erythrocyte sedimentation rate, or ESR, by more than 90 percent. Planning is underway for a 220 patient Phase II trial of AGIX-4207, called OSCAR, or Oral Suppression of Cellular Inflammation Attenuates Rheumatoid Arthritis, which is scheduled to begin later this year. OSCAR will evaluate the impact of various doses of AGIX-4207 versus placebo on clinical efficacy, biomarkers and safety in patients with mild to moderate rheumatoid arthritis. AGIX-4207 I.V., our third v-protectant candidate, is an intravenous drug designed to treat rheumatoid arthritis patients in whom the rapid attainment of target drug levels in the blood is desirable. We have completed a Phase I clinical trial that assessed the safety and tolerability of AGIX-4207 I.V. in healthy volunteers. The results from this trial demonstrated that single infusions of AGIX-4207 I.V. were well tolerated and adverse events were generally mild and not considered clinically significant.

     Our fourth v-protectant drug, AGI-1096, is a novel antioxidant and selective anti-inflammatory agent that is being developed to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection. We have completed a Phase I clinical trial that assessed safety and tolerability of AGI-1096 in healthy volunteers. The results of AGI-1096 clinical trial data demonstrated the drug was well tolerated at all oral doses, with no drug-related adverse events.

     To date, we have devoted substantially all of our resources to research and development. We have not received any commercial revenues from product sales. We expect to incur significant losses in most years prior to deriving any product revenue as we continue to increase research and development costs. We have incurred significant losses since we began operations in 1994 and as of June 30, 2003, we had an accumulated deficit of $113.1 million. We cannot assure you that we will become profitable. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. Our ability to achieve profitability depends upon a variety of factors, including our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products.

     On August 12, 2003, we announced an offer to issue $75.0 million of convertible notes due 2008 through a Rule 144A offering to qualified institutional buyers. These notes will be convertible into our common stock at a price to be determined.

RESULTS OF OPERATIONS

Comparison of the Three and Six Month Periods Ended June 30, 2003 and 2002

Revenues

     There were no revenues during the three and six months ended June 30, 2003 and 2002.

Expenses

     Research and Development. Research and development expenses increased 104% to $10.8 million for the three months ended June 30, 2003 from $5.3 million for the comparable period in 2002, and 96% to $21.0 million for the six months ended June 30, 2003 from $10.7 million in the comparable period in 2002. The increase in research and development expenses for the three and six months ended June 30, 2003 was primarily due to start-up expenditures related to the AGI-1067 ARISE Phase III clinical trial, such as manufacturing activities for clinical drug supply, clinical site selection and investigator recruitment. In addition, there were increased expenditures for the ongoing AGI-1067 CART-2 Phase IIb clinical trial.

     General and Administrative. General and administrative expenses increased 21% to $1.2 million for the three months ended June 30, 2003 from $1.0 million for the comparable period in 2002, and 21% to $2.4 million for the six months ended June 30, 2003 from $2.0 million in the comparable period in 2002. The increase in general and administrative expenses for the three and six months ended June 30, 2003 was primarily due to business development activities, including increased staffing and partnership discussions for AGI-1067.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation was $469,517 for the three months ended June 30, 2003, compared to $499,323 for the comparable period in 2002, and $790,186 for the six months ended June 30, 2003, compared to $998,646 for the comparable period in 2002. The decrease in the three and six months ended June 30, 2003 is due to the deferred stock compensation being amortized using the graded vesting method, which results in higher amortization in the earlier years. The decrease was partially offset by the effect of remeasuring options and warrants granted to consultants to current fair market value.

Net Interest Income

     Net interest income decreased 23% from $269,260 for the three months ended June 30, 2002 to $206,436 for the comparable period in 2003. Net interest income decreased 33% from $573,828 for the six months ended June 30, 2002 to $384,097 for the comparable period in 2003. The decrease in net interest income is a reflection of lower average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through sales of equity securities, borrowings and payments received from a license agreement, which was subsequently terminated. At June 30, 2003, we had cash, cash equivalents and short-term investments of $61.2 million, compared with $34.7 million at December 31, 2002. Working capital at June 30, 2003 was $55.5 million, compared to $30.0 million at December 31, 2002. The increase in cash, cash equivalents, short-term investments and working capital is primarily due to a follow-on public offering of 8.3 million shares of common stock (including the exercise of the underwriters’ over-allotment option) in the first quarter of 2003 that raised net proceeds of approximately $48.4 million.

     Net cash used in operating activities was $21.6 million for the six months ended June 30, 2003, compared to $12.3 million for the comparable period in 2002. The increase in the use of cash in operating activities is principally due to funding a net loss of $23.8 million and an increase in prepaid expense of $2.0 million. The increase in cash to fund the net loss is primarily attributable to the expenditures for the initiation of our ARISE Phase III clinical trial and the continuation of our CART-2 Phase IIb clinical trial for AGI-1067 as well as other ongoing product development activities. The increase in prepaid expense is due pre-commencement payments to contractors for the ARISE clinical trial. In connection with entering into the ARISE clinical trial for AGI-1067 and the resultant increase in cash usage, we expect that prepaid expenses and the research and development accrual may fluctuate more significantly than in previous periods. We anticipate net cash usage in 2003 for the ARISE clinical trial, in combination with our other operating activities and on-going clinical programs, to be approximately $48.0 million.

     Net cash used in investing activities was $20.3 million for the six months ended June 30, 2003, compared to $11.2 million provided by investing activities for the comparable period in 2002. Net cash used in investing activities during the six months ended June 30, 2003 consisted primarily of the purchases of available-for-sale securities and equipment and leasehold improvements. Net cash provided by investing activities during the six months ended June 30, 2002 consisted primarily of the sales of available-for-sale securities, with the proceeds reinvested in interest bearing cash equivalents, partially offset by the purchase of equipment and leasehold improvements.

     Net cash provided by financing activities was $48.5 million for the six months ended June 30, 2003, and $868,461 for the comparable period in 2002. Net cash provided by financing activities in the six months ended June 30, 2003 consisted primarily of proceeds of approximately $48.4 million from the follow-on public offering of 8.3 million shares of our common stock. This was partially offset by payments on our equipment loan facility. Net cash provided by financing activities in the six months ended June 30, 2002 consisted of the receipt of funds from the equipment loan facility and exercise of stock options, offset by payments for capital lease obligations.

     In March 2002, we entered into a revolving credit facility with Silicon Valley Bank in the amount of up to $5.0 million to be used for working capital requirements. In addition, we entered into an equipment loan facility with Silicon Valley Bank in the amount of up to $2.5 million to be used to finance existing and new equipment purchases. At June 30, 2003 there was no outstanding balance on the revolving credit facility and an outstanding balance of $789,349 with a weighted average interest rate of 7.7% on the equipment loan facility. As collateral for the revolving credit facility and for the equipment loan facility, AtheroGenics granted to Silicon Valley Bank a security interest in all of its assets other than its intellectual property, and granted a negative pledge on its intellectual property. Also, in conjunction with these facilities, AtheroGenics was required to maintain a $15 million compensating cash balance in an account with the Bank.

     In June 2003, AtheroGenics entered into a loan modification agreement related to the equipment loan facility extending the borrowing period until September 30, 2003 and canceling the compensating cash balance requirement on the revolving credit facility and the equipment loan facility.

     On August 12, 2003, we announced an offer to issue $75.0 million of convertible notes due 2008 through a Rule 144A offering to qualified institutional buyers. These notes will be convertible into our common stock at a price to be determined.

     The following table summarizes our long-term contractual obligations as of June 30, 2003.

	2003	2004-2005	2006-2007	Thereafter

Operating leases, net of sublease income	$529,470	$2,086,674	$2,273,790	$1,326,378
Long-term debt	216,857	572,492	—	—

Total contractual obligations	$746,327	$2,659,166	$2,273,790	$1,326,378

     Based upon the current status of our product development and commercialization plans, we believe that our existing cash and cash equivalents and short-term investments, along with our revolving credit facility with Silicon Valley Bank and the expected proceeds from the recent offer to issue convertible notes, will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

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

     The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	AGI-1067, AGIX-4207, AGIX-4207 I.V. and AGI-1096 may fail in clinical trials;

•	our ability to generate positive cash flow in light of our history of operating losses;

•	our inability to obtain additional financing on satisfactory terms, which could preclude us from developing or marketing our products;

•	our ability to successfully develop our other product candidates;

•	our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;

•	possible delays in our clinical trials;

•	our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates;

•	our need to comply with applicable regulatory requirements in the manufacture and distribution of our products to avoid incurring penalties that may inhibit our ability to commercialize our products;

•	our ability to protect adequately or enforce our intellectual property rights or secure rights to third party patents;

•	the ability of our competitors to develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates;

•	third parties’ failure to synthesize and manufacture our product candidates, which could delay our clinical trials or hinder our commercialization prospects;

•	our ability to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions;

•	our ability to attract, retain and motivate skilled personnel and cultivate key academic collaborations;

•	our ability to obtain an adequate level of reimbursement or acceptable prices for our products; and

•	if plaintiffs bring product liability lawsuits against us, we may incur substantial financial loss or may be unable to obtain future product liability insurance at reasonable prices, if at all, either of which could diminish our ability to commercialize our future products.

     The foregoing list of important factors is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and is not exclusive.

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

     The following table summarizes information on our equipment loan facility. The table presents maturity of the debt and projected annual average interest rates as of June 30, 2003.

					Value as of
	2003	2004	2005	Total	June 30, 2003

Long-term debt — fixed rate
Maturity	$216,857	$488,870	$83,622	$789,349	$789,349
Average interest rate	7.7%	7.7%	7.7%

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for AtheroGenics. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

     Changes in internal control over financial reporting. There were no material changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     Our annual meeting of shareholders was held on May 8, 2003. At the annual meeting, the shareholders of AtheroGenics (1) elected three Class III directors to serve until the 2006 Annual Meeting of Shareholders and (2) ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003.

     We had 36,426,960 shares of common stock outstanding as of March 3, 2003, the record date of the annual meeting. At the annual meeting, we had 29,552,915 share of common stock present in person or represented by proxy for the two proposals indicated above. The following sets forth detailed information regarding the results of the voting at the annual meeting:

Proposal 1. Election of three Class II directors

Name of Nominee	No. of Votes For	No. of Votes Withheld

Michael A. Henos	27,123,672	2,429,243
Russell M. Medford	27,911,208	1,641,707
Arthur M. Pappas	28,779,103	773,812

Proposal 2. Ratifications of the appointment of independent auditors

No. of Votes For	No. of Votes Against	Abstention

29,367,363	181,500	4,052

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 10.23	—	First Loan Modification dated June 20, 2003 between AtheroGenics, Inc. and Silicon Valley Bank.
Exhibit 31	—	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a).
Exhibit 32	—	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

(b)  Reports on Form 8-K

     On April 23, 2003, we furnished a Current Report on Form 8-K under Item 12, reporting the issuance of our press release announcing our financial results for the first quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHEROGENICS, INC

Date: August 13, 2003	/s/ MARK P. COLONNESE

Mark P. Colonnese Senior Vice President of Finance and Administration and Chief Financial Officer