Form 10-Q
period 2003-09-30
ATHEROGENICS INC
filed 2003-11-14
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     As of November 12, 2003, there were 36,706,849 shares of the registrant’s common stock outstanding.

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROGENICS, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$97,658,370	$32,132,329
Short-term investments	47,175,931	2,538,802
Prepaid expense	1,640,996	166,995
Notes receivable and other current assets	577,497	56,726

Total current assets	147,052,794	34,894,852
Equipment and leasehold improvements, net of accumulated depreciation and amortization	2,663,674	2,825,267
Other assets	3,815,861	231,925

Total assets	$153,532,329	$37,952,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,222,976	$1,959,295
Accrued research and development costs	3,572,216	945,506
Accrued liabilities	1,869,360	589,345
Accrued compensation	769,206	957,056
Current portion of equipment loan facility	470,341	434,637

Total current liabilities	7,904,099	4,885,839
Convertible notes payable	100,000,000	—
Equipment loan facility, net of current portion	206,948	572,492
Shareholders’ equity:
Preferred stock, no par value: Authorized - 5,000,000 shares	—	—
Common stock, no par value: Authorized - 100,000,000 shares; issued and outstanding - 36,679,954 and 28,133,560 shares at September 30, 2003 and December 31, 2002, respectively	172,000,077	122,182,607
Warrants	994,376	798,076
Deferred stock compensation	(862,905)	(1,243,786)
Accumulated deficit	(126,710,790)	(89,243,494)
Accumulated other comprehensive income	524	310

Total shareholders’ equity	45,421,282	32,493,713

Total liabilities and shareholders’ equity	$153,532,329	$37,952,044

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	11,604,055	5,700,117	32,596,372	16,403,313
General and administrative	1,536,893	989,292	3,969,165	2,997,487
Amortization of deferred stock compensation	320,477	443,371	1,110,664	1,442,017

Total operating expenses	13,461,425	7,132,780	37,676,201	20,842,817

Operating loss	(13,461,425)	(7,132,780)	(37,676,201)	(20,842,817)
Net interest (expense) income	(175,192)	206,057	208,905	779,885

Net loss	$(13,636,617)	$(6,926,723)	$(37,467,296)	$(20,062,932)

Net loss per share - basic and diluted	$(0.37)	$(0.25)	$(1.06)	$(0.72)

Weighted average shares outstanding — basic and diluted	36,566,434	27,979,930	35,451,468	27,927,575

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

Operating activities:
Net loss	$(37,467,296)	$(20,062,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	679,029	549,292
Amortization of deferred stock compensation	1,110,664	1,442,017
Changes in operating assets and liabilities:
Prepaid expenses	(1,474,001)	(221,533)
Notes receivable and other current assets	(466,374)	288,892
Accounts payable	(736,319)	403,144
Accrued research and development	2,626,710	(317,659)
Accrued liabilities	1,092,165	270,541

Net cash used in operating activities	(34,635,422)	(17,648,238)
Investing activities:
Purchases of equipment and leasehold improvements	(455,769)	(488,779)
(Purchases) sales of short-term investments	(44,636,915)	18,160,189

Net cash (used in) provided by investing activities	(45,092,684)	17,671,410
Financing activities:
Proceeds from the issuance of convertible notes	96,300,000	—
Proceeds from the issuance of common stock	48,411,649	—
Proceeds from the exercise of common stock options	872,338	238,399
Proceeds from equipment loan facility	—	936,851
Payments on equipment loan facility and capital lease obligation	(329,840)	(226,128)

Net cash provided by financing activities	145,254,147	949,122

Increase in cash and cash equivalents	65,526,041	972,294
Cash and cash equivalents at beginning of period	32,132,329	28,682,050

Cash and cash equivalents at end of period	$97,658,370	$29,654,344

Supplemental disclosures of cash flow information:
Interest paid	$49,593	$34,986
Remeasurement adjustment for variable options and warrants issued for technology license agreements and consulting agreements	579,383	(30,200)

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

2. Recently Issued Accounting Standards

     In May 2003, the Financial Accounting Standards Board approved SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity. It requires that financial instruments that fall within its scope be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing financial instruments as of July 1, 2003. AtheroGenics does not have any financial instruments that fall under the guidance of SFAS 150 and, therefore, the adoption of SFAS 150 will not have a material impact on AtheroGenics’ financial statements.

3. Net Loss per Share

     SFAS No. 128, Earnings per Share, requires presentation of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that diluted earnings per share reflects the potential dilution that would occur if outstanding options, warrants and convertible notes payable were exercised. Because AtheroGenics reported a net loss for all periods presented, shares associated with stock options, warrants and convertible note payable are not included because they are antidilutive. Basic and diluted net loss per share amounts are the same for the periods presented.

4. Stock-Based Compensation

     AtheroGenics has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), in accounting for its stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. AtheroGenics accounts for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), an amendment to SFAS 123, requires disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

     The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all outstanding and unvested options in each period, based on the provisions of SFAS 123 and SFAS 148.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	$(13,636,617)	$(6,926,723)	$(37,467,296)	$(20,062,932)
Add: Stock-based employee compensation expense included in reported net loss	140,649	356,108	422,209	1,140,128
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(847,777)	(851,497)	(2,571,404)	(2,535,006)

Pro forma net loss	$(14,343,745)	$(7,422,112)	$(39,616,491)	$(21,457,810)

Net loss per share:
Basic and diluted, as reported	$(0.37)	$(0.25)	$(1.06)	$(0.72)

Basic and diluted, pro forma	$(0.39)	$(0.27)	$(1.12)	$(0.77)

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

     At September 30, 2003, AtheroGenics had a total of $862,905 of deferred stock compensation remaining to be amortized over the vesting periods of all stock options and warrants.

6. Follow-on Offering

     In February 2003, AtheroGenics completed a follow-on public offering of 8,280,000 shares of common stock (including the exercise of the underwriters’ over-allotment option) that raised net proceeds of approximately $48,400,000.

7. Convertible Notes Payable

     In August 2003, AtheroGenics issued $100 million in aggregate principal amount of 4.5% convertible notes due September 1, 2008 with interest payable semi-annually in March and September. Net proceeds to AtheroGenics were approximately $96.3 million, after deducting expenses and underwriter’s discounts and commissions. AtheroGenics recorded issuance costs related to the notes of approximately $3.7 million. These costs are recorded as other assets and are being amortized to interest expense over the five-year life of the notes.

     The notes may be converted at the option of the holder into shares of AtheroGenics’ common stock, prior to the close of business on September 1, 2008 at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, representing a conversion price of approximately $15.34, subject to adjustment. Under certain circumstances, we may be obligated to redeem all or part of the notes prior to their maturity at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the maturity date.

     AtheroGenics filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) on October 31, 2003 covering the resale of the notes and the common stock issuable upon conversion of the notes. The SEC has not yet declared the registration statement effective. AtheroGenics has agreed to use its reasonable best efforts to cause the registration statement to become effective as promptly as is practicable and to keep the shelf registration statement effective until the earlier of: (1) the date that all of the registrable securities have been sold pursuant to the shelf registration statement or pursuant to Rule 144 under the Securities Act or any similar provision then in force; or (2) the expiration of the holding period with respect to the registrable securities under Rule 144(k) under the Securities Act of 1933, or any successor provision.

     AtheroGenics intends to use the net proceeds from the sale of the notes for research and development activities, including clinical trials, process development and manufacturing support, and for general corporate purposes, including working capital. Pending these uses, the net proceeds will be invested in interest-bearing, investment-grade securities.

8. Bank Credit Agreements

     In March 2002, AtheroGenics entered into a revolving credit facility with Silicon Valley Bank, as modified in June 2003, for up to a maximum amount of $5,000,000 to be used for working capital requirements. Under the terms of the facility, interest on advances is charged at Silicon Valley Bank’s prime rate plus 1.50% per year, provided that certain liquidity levels are maintained; otherwise interest will be charged at Silicon Valley Bank’s prime rate plus 2.0% per year. Amounts borrowed under the revolving credit facility may be repaid and reborrowed at any time and from time to time during the term of the facility. The revolving line of credit terminates on September 5, 2004 and all outstanding amounts and accrued interest will be due and payable on that date. As of September 30, 2003, there were no outstanding balances under the revolving credit facility.

     In addition, in March 2002, AtheroGenics entered into an equipment loan facility with Silicon Valley Bank, as modified in June 2003, for up to a maximum amount of $2,500,000 to be used to finance existing and new equipment purchases. The interest rate on the equipment advances was equal to the greater of: (1) Silicon Valley Bank’s prime rate plus 3.0% or (2) 7.5% per year, and was fixed at the time of each advance. Amounts borrowed under the equipment loan facility are repaid in 33 equal installments of principal and interest beginning on the first business day of the month following an advance. The borrowing period under the equipment loan facility, as modified, expired on September 30, 2003. As of September 30, 2003, there was an outstanding balance of $677,289 under the equipment loan facility and the weighted average interest rate was 7.7%.

     As collateral for the revolving credit facility and for the equipment loan facility, AtheroGenics granted to Silicon Valley Bank a security interest in all of its assets other than its intellectual property, and granted a negative pledge on its intellectual property.

9. Reclassifications

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

     AGI-1067 is our v-protectant™ candidate that is most advanced in clinical development, and is designed to benefit patients with heart disease. AGI-1067 is currently in a Phase III clinical trial, referred to as ARISE, or Aggressive Reduction of Inflammation Stops Events, to evaluate the impact of AGI-1067 on important outcome measures such as death due to heart disease, myocardial infarction, stroke, coronary revascularization and unstable angina in patients who have coronary heart disease. ARISE, which began enrollment in June 2003, will enroll 4,000 patients who will be followed for an average of 18 months or until a minimum of 1,160 primary events, or outcome measures, have occurred. We recently completed enrollment in our AGI-1067 CART-2 Phase IIb clinical trial. CART-2 is a 12-month, 500 patient, double-blind, placebo-controlled trial of AGI-1067 280mg, administered orally once daily, versus placebo, to assess the effect of AGI-1067 on the progression of atherosclerosis in patients with heart disease. We expect to complete the treatment phase of CART-2 in mid-2004 and will then proceed with data analysis and disclosure of the results.

     Our second clinical compound, AGIX-4207, is a novel oral agent being developed for the treatment of the signs and symptoms of rheumatoid arthritis. We have completed a Phase II clinical trial that evaluated safety, tolerability and the effect of orally administered AGIX-4207 on biological markers of inflammation in rheumatoid arthritis patients. Data from the trial demonstrated that treatment with AGIX-4207 was safe and well tolerated by patients and also inhibited an increase in the inflammatory biomarker known as the erythrocyte sedimentation rate, or ESR, by more than 90 percent. Enrollment has commenced for a 220 patient Phase II trial of AGIX-4207, called OSCAR, or Oral Suppression of Cellular Inflammation Attenuates Rheumatoid Arthritis. OSCAR will evaluate the impact of various doses of AGIX-4207 versus placebo on clinical efficacy, biomarkers and safety in patients with mild to moderate rheumatoid arthritis. AGIX-4207 I.V., our third v-protectant™ candidate, is an intravenous drug designed to treat rheumatoid arthritis patients in whom the rapid attainment of target drug levels in the blood is desirable. We have completed a Phase I clinical trial that assessed the safety and tolerability of AGIX-4207 I.V. in healthy volunteers. The results from this trial demonstrated that single infusions of AGIX-4207 I.V. were well tolerated and adverse events were generally mild and not considered clinically significant.

     Our fourth v-protectant™ drug, AGI-1096, is a novel antioxidant and selective anti-inflammatory agent that is being developed to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection. We have completed a Phase I clinical trial that assessed safety and tolerability of AGI-1096 in healthy volunteers. The results of AGI-1096 clinical trial data demonstrated the drug was well tolerated at all oral doses, with no drug-related adverse events.

     To date, we have devoted substantially all of our resources to research and development. We have not received any commercial revenues from product sales. We expect to incur significant losses in most years prior to deriving any product revenue as we continue to increase research and development costs. We have incurred significant losses since we began operations in 1994 and as of September 30, 2003, we had an accumulated deficit of $126.7 million. We cannot assure you that we will become profitable. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. Our ability to achieve profitability depends upon a variety of factors, including our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products.

     On August 19, 2003, we issued $100 million in aggregate principal amount of convertible notes due 2008 through a Rule 144A private placement to qualified institutional buyers. These notes are convertible into our common stock at the option of the holder at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately $15.34 per share, subject to adjustment.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Month Periods Ended September 30, 2003 and 2002

Revenues

     There were no revenues during the three and nine months ended September 30, 2003 and 2002.

Expenses

     Research and Development. Research and development expenses increased 104% to $11.6 million for the three months ended September 30, 2003 from $5.7 million for the comparable period in 2002, and 99% to $32.6 million for the nine months ended September 30, 2003 from $16.4 million for the comparable period in 2002. The increase in research and development expenses for the three and nine months ended September 30, 2003 was primarily due to expenditures related to the AGI-1067 ARISE Phase III clinical trial, such as manufacturing activities for clinical drug supply, clinical site selection and payments to clinical investigators. In addition, there were increased expenditures for the implementation of the AGIX-4207 OSCAR Phase II clinical trial and the ongoing AGI-1067 CART-2 Phase IIb clinical trial.

     General and Administrative. General and administrative expenses increased 55% to $1.5 million for the three months ended September 30, 2003 from $1.0 million for the comparable period in 2002, and 32% to $4.0 million for the nine months ended September 30, 2003 from $3.0 million for the comparable period in 2002. The increase in general and administrative expenses for the three and nine months ended September 30, 2003 was primarily due to business development activities, including increased staffing and partnership discussions for AGI-1067, and higher insurance premiums.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation was $320,477 for the three months ended September 30, 2003, compared to $443,371 for the comparable period in 2002, and $1.1 million for the nine months ended September 30, 2003, compared to $1.4 million for the comparable period in 2002. The decrease in the three and nine months ended September 30, 2003 is due to the deferred stock compensation being amortized using the graded vesting method, which results in higher amortization in the earlier years. The decrease was partially offset by the effect of remeasuring options and warrants granted to consultants to current fair market value.

Net Interest (Expense) Income

     Net interest expense was $175,192 for the three months ended September 30, 2003 compared to net interest income of $206,057 for the comparable period in 2002. Net interest income decreased to $208,905 for the nine months ended September 30, 2003 from $779,885 for the comparable period in 2002. The variance in net interest (expense) income in both the three and nine month periods is a due to the interest expense on our convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through sales of equity securities and convertible notes. At September 30, 2003, we had cash, cash equivalents and short-term investments of $144.8 million, compared with $34.7 million at December 31, 2002. Working capital at September 30, 2003 was $139.1 million, compared to $30.0 million at December 31, 2002. The increase in cash, cash equivalents, short-term investments and working capital is primarily due to the issuance of convertible notes that raised net proceeds of $96.3 million and a follow-on public offering of 8.3 million shares of common stock in the first quarter of 2003 that raised net proceeds of $48.4 million.

     Net cash used in operating activities was $34.6 million for the nine months ended September 30, 2003, compared to $17.6 million for the comparable period in 2002. The increase in the use of cash in operating activities is principally due to funding a net loss of $37.5 million and an increase in prepaid expense of $1.5 million, partially offset by the increase in the research and development accrual of $2.6 million and the accrued liabilities of $1.1 million. The increase in cash to fund the net loss is primarily attributable to the expenditures for our ARISE Phase III clinical trial and our CART-2 Phase IIb clinical trial for AGI-1067 and the implementation of our OSCAR Phase II clinical trial for AGIX-4207, as well as other ongoing product development activities. The increase in prepaid expense is due to pre-payments made to contractors for the ARISE clinical trial which will be expensed when service is performed. In connection with entering into the ARISE clinical trial for AGI-1067 and the resultant increase in cash usage, we expect that prepaid expenses and the research and development accrual may fluctuate more significantly than in previous periods. We anticipate net cash usage in 2003 for ARISE and our other on-going clinical programs, as well as our other operating activities, to be approximately $48.0 million and in 2004 to be greater, subject to the impact of a corporate partnering arrangement for AGI-1067.

     Net cash used in investing activities was $45.1 million for the nine months ended September 30, 2003, compared to $17.7 million provided by investing activities for the comparable period in 2002. Net cash used in investing activities during the nine months ended September 30, 2003 consisted primarily of the purchases of available-for-sale securities and equipment and leasehold improvements. Net cash provided by investing activities during the nine months ended September 30, 2002 consisted primarily of the sales of available-for-sale securities, with the proceeds reinvested in interest bearing cash equivalents, partially offset by the purchase of equipment and leasehold improvements.

     Net cash provided by financing activities was $145.3 million for the nine months ended September 30, 2003, and $949,122 for the comparable period in 2002. Net cash provided by financing activities in the nine months ended September 30, 2003 consisted primarily of net proceeds of approximately $96.3 million from the convertible debt Rule 144A private placement and $48.4 million from the follow-on public offering of 8.3 million shares of our common stock. This was partially offset by payments on our equipment loan facility. Net cash provided by financing activities in the nine months ended September 30, 2002 consisted of the receipt of funds from the equipment loan facility and exercise of stock options, offset by payments for the equipment loan facility and capital lease obligations.

     In March 2002, we entered into a revolving credit facility with Silicon Valley Bank, as modified in June 2003, in the amount of up to $5.0 million to be used for working capital requirements. In addition, we entered into an equipment loan facility with Silicon Valley Bank, as modified in June 2003, in the amount of up to $2.5 million to be used to finance existing and new equipment purchases. At September 30, 2003 there was no outstanding balance on the revolving credit facility and an outstanding balance of $677,289, with a weighted average interest rate of 7.7%, on the equipment loan facility. The borrowing period under the equipment loan facility, as modified, expired on September 30, 2003. As collateral for the revolving credit facility and for the equipment loan facility, AtheroGenics granted to Silicon Valley Bank a security interest in all of its assets other than its intellectual property, and granted a negative pledge on its intellectual property.

     On August 19, 2003, AtheroGenics issued $100 million in aggregate principal amount of convertible notes due 2008 through a Rule 144A private placement to qualified institutional buyers. These notes initially are convertible into AtheroGenics’ common stock at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately $15.34 per share.

     The following table summarizes our long-term contractual obligations as of September 30, 2003.

	2003	2004-2005	2006-2007	Thereafter

Operating leases, net of sublease income	$264,735	$2,086,674	$2,273,790	$1,326,378
Long-term debt	104,797	572,492	—	100,000,000

Total contractual obligations	$369,532	$2,659,166	$2,273,790	$101,326,378

     Based upon the current status of our product development and commercialization plans, we believe that our existing cash and cash equivalents and short-term investments, along with our revolving credit facility with Silicon Valley Bank and the proceeds from the recent issuance of convertible notes, will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

•	the status of product development;

•	the time and cost involved in conducting clinical trials and obtaining regulatory approvals;

•	the costs of filing, prosecuting and enforcing patent and other intellectual property claims;

•	competing technological and market developments; and

•	our ability to establish new licensing and partnering agreements.

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

     The foregoing list of important factors is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and our Registration Statement on Form S-3 (Registration No. 333-   ) filed with the SEC on October 31, 2003, and is not exclusive.

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

     The following table summarizes information on our equipment loan facility and convertible notes. The table presents maturity of the debt and projected annual average interest rates as of September 30, 2003.

						Value as of
						September 30,
	2003	2004-2005	2006-2007	Thereafter	Total	2003

Long-term debt-fixed rate Maturity	$104,797	$572,492	$—	$100,000,000	$100,677,289	$100,677,289
Average interest rate	7.7%	7.7%		4.5%

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On August 19, 2003, we issued $100 million in aggregate principal amount of 4.5% convertible notes due September 1, 2008, in an exempt offering to the initial purchasers, Morgan Stanley & Co. Incorporated, Lehman Brothers Inc. and Adams, Harkness & Hill, Inc., pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The initial purchasers then resold the notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Net proceeds to us were approximately $96.3 million, after deducting expenses and underwriter’s discounts and commissions of approximately $3.7 million. The notes were issued under an indenture dated as of August 19, 2003, with The Bank of New York Trust Company of Florida, N.A. as trustee.

     The notes may be converted at the option of the holder into shares of our common stock, prior to the close of business on the final maturity date, September 1, 2008 at a conversion rate of 65.1890 shares per $1,000 principal amounts of notes, representing a conversion price of approximately $15.34, subject to adjustment. Under certain circumstances, we may be obligated to redeem, all or part of the notes prior to their maturity at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the maturity date. The notes bear interest at a rate of 4.5% per annum payable semi-annually on March 1 and September 1 of each year.

     In connection with this transaction, we filed a shelf registration statement with the SEC on October 31, 2003, covering the resale of the notes and the common stock issuable upon conversion of the notes. The SEC has not yet declared the registration statement effective. We have agreed to use our reasonable best efforts to cause the registration statement to become effective as promptly as is practicable and to keep the shelf registration statement effective until the earlier of: (1) the date that all of the registrable securities have been sold pursuant to the shelf registration statement or pursuant to Rule 144 under the Securities Act or any similar provision then in force; or (2) the expiration of the holding period with respect to the registrable securities under Rule 144(k) under the Securities Act of 1933, or any successor provision.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.24	-	Purchase Agreement dated August 19, 2003 between AtheroGenics, Inc. and the Initial Purchasers named therein.
Exhibit 31	-	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)
Exhibit 32	-	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

(b) Reports on Form 8-K

On July 24 , 2003, we furnished a Current Report on Form 8-K under Item 12, reporting the issuance of our press release announcing our financial results for the second quarter ended June 30, 2003.

On August 13, 2003, we filed a Current Report on Form 8-K under Item 5, announcing the proposed convertible debt offering.

On August 19, 2003, we filed a Current Report on Form 8-K under Item 5, announcing the completion of our convertible debt offering.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHEROGENICS, INC

Date: November 14, 2003	/s/ MARK P. COLONNESE

Mark P. Colonnese
Senior Vice President of Finance and Administration and Chief Financial Officer