Form 10-Q
period 2004-03-31
ATHEROGENICS INC
filed 2004-05-10
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

            As of May 7, 2004 there were 37,010,252 shares of the registrant's common stock outstanding.

_________________________

____________________________________________________________________________________________________

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (unaudited)

Condensed Balance Sheets
March 31, 2004 and December 31, 2003	3

Condensed Statements of Operations
Three months ended March 31, 2004 and 2003	4

Condensed Statements of Cash Flows
Three months ended March 31, 2004 and 2003	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	14

SIGNATURES	15

____________________________________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ATHEROGENICS, INC.
 CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$ 55,646,135	$ 72,058,249
Short-term investments	59,876,330	59,525,679
Prepaid expenses	1,912,146	1,144,006
Notes receivable and other current assets	545,109	496,871

Total current assets	117,979,720	133,224,805

Equipment and leasehold improvements, net of accumulated
depreciation and amortization	2,373,270	2,520,790
Other assets	2,917,215	3,091,151

Total assets	$123,270,205	$138,836,746

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 3,764,948	$ 1,778,187
Accrued research and development costs	2,181,873	2,961,085
Accrued liabilities	1,026,308	2,118,500
Accrued compensation	534,209	1,038,907
Current portion of equipment loan facility	393,873	479,439

Total current liabilities	7,901,211	8,376,118

Convertible notes payable	100,000,000	100,000,000
Equipment loan facility, net of current portion	52,751	83,622

Shareholders' equity:
Preferred stock, no par value: Authorized - 5,000,000 shares	--	--
Common stock, no par value: Authorized - 100,000,000
shares; issued and outstanding – 36,991,003 and
36,763,407 shares at March 31, 2004 and
December 31, 2003, respectively	173,970,112	172,452,536
Warrants	1,092,448	950,588
Deferred stock compensation	(636,924)	(505,708)
Accumulated deficit	(159,134,015)	(142,531,315)
Accumulated other comprehensive income	24,622	10,905

Total shareholders' equity	15,316,243	30,377,006

Total liabilities and shareholders' equity	$123,270,205	$138,836,746

The accompanying notes are an integral part of these condensed financial statements.

____________________________________________________________________________________________________

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2004	2003

Revenues	$ --	$ --

Operating expenses:
Research and development	13,999,531	10,338,278
General and administrative	1,681,316	1,334,085

Total operating expenses	15,680,847	11,672,363

Operating loss	(15,680,847)	(11,672,363)
Interest income	370,988	196,293
Interest expense	(1,292,841)	(18,631)

Net loss	$(16,602,700)	$(11,494,701)

Net loss per share -
basic and diluted	$ (0.45)	$ (0.35)

Weighted average shares
outstanding - basic and diluted	36,866,673	33,293,017

The accompanying notes are an integral part of these condensed financial statements.

____________________________________________________________________________________________________

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2004	2003

Operating activities:
Net loss	$(16,602,700)	$(11,494,701)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	223,669	198,484
Amortization of debt issuance costs	163,245	--
Amortization of deferred stock compensation	121,364	320,670
Changes in operating assets and liabilities:
Prepaid expenses	(768,140)	(210,696)
Notes receivable and other current assets	(37,547)	(18,344)
Accounts payable	1,986,761	692,471
Accrued research and development	(779,212)	1,138,668
Accrued liabilities and compensation	(1,596,890)	(486,953)

Net cash used in operating activities	(17,289,450)	(9,860,401)

Investing activities:
Purchases of short-term investments	(336,934)	(15,597,969)
Purchases of equipment and leasehold improvements	(76,149)	(74,824)

Net cash used in investing activities	(413,083)	(15,672,793)

Financing activities:
Proceeds from the issuance of common stock	--	48,395,000
Proceeds from the exercise of common stock options	1,406,856	26,074
Payments on equipment loan facility	(116,437)	(107,847)

Net cash provided by financing activities	1,290,419	48,313,227

(Decrease) increase in cash and cash equivalents	(16,412,114)	22,780,033
Cash and cash equivalents at beginning of period	72,058,249	32,132,329

Cash and cash equivalents at end of period	$ 55,646,135	$ 54,912,362

Supplemental disclosures of cash flow information:
Interest paid	$ 2,410,051	$ 18,631
Re-measurement adjustment for variable options and warrants issued
for technology license agreements and consulting agreements	$ 252,580	$ 223,570

The accompanying notes are an integral part of these condensed financial statements.

____________________________________________________________________________________________________

ATHEROGENICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.   Organization and Nature of Operations

                AtheroGenics, Inc. (“AtheroGenics”) was incorporated on November 23, 1993 (date of inception) in the State of Georgia to focus on the discovery, development and commercialization of novel therapeutics for the treatment of chronic inflammatory diseases, such as heart disease (atherosclerosis), rheumatoid arthritis and asthma.

2.   Basis of Presentation

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

                The interim results should be read in conjunction with the financial statements and notes thereto included in AtheroGenics' Annual Report on Form 10-K for the year ended December 31, 2003.  Shareholders are encouraged to review the Form 10-K for a broader discussion of AtheroGenics' opportunities and risks inherent in the business.  Copies of the Form 10-K are available on request.

3.   Net Loss per Share

                The Financial Accounting Standards Board’s SFAS No. 128, Earnings per Share, requires presentation of both basic and diluted earnings per share.  Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner as basic earnings per share except that diluted earnings per share reflects the potential dilution that would occur if outstanding options, warrants and convertible notes were exercised.  Because AtheroGenics reported a net loss for all periods presented, shares associated with stock options, warrants and convertible note are not included because they are antidilutive.  Basic and diluted net loss per share amounts are the same for the periods presented.

4.   Stock‑Based Compensation

                AtheroGenics has elected to follow Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for its stock‑based employee compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options.  AtheroGenics accounts for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non‑employees, in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96‑18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), an amendment to SFAS 123, requires disclosure in the summary of significant accounting policies of the effects of  the fair value of stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

____________________________________________________________________________________________________

                The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all outstanding and unvested options in each period, based on the provisions of SFAS 123 and SFAS 148.

	Three months ended
	March 31,
	2004	2003

Net loss, as reported	$(16,602,700)	$(11,494,701)
Add: Stock-based employee compensation
expense included in reported net loss	12,035	140,793

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(1,190,629)	(895,320)

Pro forma net loss	$(17,781,294)	$(12,249,228)

Net loss per share:
Basic and diluted, as reported	$ (0.45)	$ (0.35)

Basic and diluted, pro forma	$ (0.48)	$ (0.37)

5.   Convertible Notes Payable

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

                The notes may be converted at the option of the holder into shares of AtheroGenics’ common stock prior to the close of business on September 1, 2008 at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, representing a conversion price of approximately $15.34, subject to adjustment.  Under certain circumstances, AtheroGenics may be obligated to redeem all or part of the notes prior to their maturity at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the maturity date.

                AtheroGenics filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) that was declared effective on December 22, 2003 covering the resale of the notes and the common stock issuable upon conversion of the notes.  AtheroGenics has agreed to use its reasonable best efforts to keep the shelf registration statement effective until the earlier of:  (1) the date that all of the registrable securities have been sold pursuant to the shelf registration statement or pursuant to Rule 144 under the Securities Act or any similar provision then in force; or (2) the expiration of the holding period with respect to the registrable securities under Rule 144(k) under the Securities Act of 1933, or any successor provision.

                As of March 31, 2004, AtheroGenics had reserved 6,518,900 shares of common stock for future issuance in connection with the convertible notes.  In addition, as of March 31, 2004, accrued liabilities included approximately $375,000 of accrued interest related to the convertible notes.

____________________________________________________________________________________________________

6.   Bank Credit Agreements

                In March 2002, AtheroGenics entered into a revolving credit facility with Silicon Valley Bank for up to a maximum amount of $5,000,000 to be used for working capital requirements.  In December 2003, AtheroGenics canceled the line of credit, which was unused during the entire period.

                In addition, in March 2002, AtheroGenics entered into an equipment loan facility with Silicon Valley Bank for up to a maximum amount of $2,500,000 to be used to finance existing and new equipment purchases.  Amounts borrowed under the equipment loan facility are repaid in 33 equal installments of principal and interest beginning on the first business day of the month following an advance.  As of March 31, 2004, there was an outstanding balance of $446,624 under the equipment loan facility and the weighted average interest rate was 7.7% per year.  The borrowing period for the equipment loan facility expired in September 2003.

                In connection with the revolving credit facility and the equipment loan facility, AtheroGenics has granted to Silicon Valley Bank a negative pledge on its intellectual property and on deposits with Silicon Valley Bank and its affiliates.

7.   Reclassifications

                Certain prior year balances have been reclassified to conform to the current year presentation.  These reclassifications had no effect on previously reported net loss or shareholders’ equity.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

                The following should be read with the financial statements and related footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in AtheroGenics' Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.  The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made.  These risks are set forth in more detail in our Annual Report on Form 10-K.

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

                AGI-1067 is our v-protectant™ candidate that is most advanced in clinical development, and is designed to benefit patients with heart disease.  AGI-1067 is currently in a Phase III clinical trial, referred to as ARISE, or Aggressive Reduction of Inflammation Stops Events, to evaluate the impact of AGI-1067 on important outcome measures such as death due to heart disease, myocardial infarction, stroke, coronary revascularization and unstable angina in patients who have coronary heart disease. ARISE, which began enrollment in June 2003, will enroll 4,000 patients who will be followed for an average of 18 months or until a minimum of 1,160 primary events, or outcome measures, have occurred.  We are currently conducting a Phase IIb clinical trial called CART-2, which is a 500-patient study that examines the effect of 12 months of AGI-1067 therapy on atherosclerosis and post-angioplasty restenosis.  We completed enrollment in CART-2 in August 2003 and expect to complete the treatment phase in mid-2004, after which we will proceed with data analysis and disclosure of the results.

____________________________________________________________________________________________________

                Our second clinical compound, AGIX-4207, is a novel oral agent being developed for the treatment of the signs and symptoms of rheumatoid arthritis.  We have completed a Phase II clinical trial that evaluated safety, tolerability and the effect of orally administered AGIX-4207 on biological markers of inflammation in rheumatoid arthritis patients.  Data from the trial demonstrated that treatment with AGIX-4207 was safe and well tolerated by patients and also inhibited an increase in the inflammatory biomarker known as the erythrocyte sedimentation rate, or ESR, by more than 90 percent.  We have completed the treatment phase of a 275 patient Phase II trial of AGIX-4207, called OSCAR, or Oral Suppression of Cellular Inflammation Attenuates Rheumatoid Arthritis.  OSCAR will evaluate the impact of various doses of AGIX-4207 versus placebo on clinical efficacy, biomarkers and safety in patients with rheumatoid arthritis.  We expect to announce results from the trial in the third quarter.

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

                Our fourth v-protectant™ drug, AGI-1096, is a novel antioxidant and selective anti-inflammatory agent that is being developed to address the accelerated inflammation of grafted blood vessels common in chronic organ transplant rejection and known as transplant arteritis.  We have completed a Phase I clinical trial that assessed safety and tolerability of AGI-1096 in healthy volunteers.  The results of AGI-1096 clinical trial data demonstrated the drug was well tolerated at all oral doses, with no drug-related adverse events.  We are currently in collaboration with Fujisawa Pharmaceutical Co., Ltd to further develop AGI-1096.

                To date, we have devoted substantially all of our resources to research and development.  We have not received any commercial revenues from product sales.  We expect to incur significant losses in most years prior to deriving any product revenue as we continue to increase research and development costs.  We have incurred significant losses since we began operations in 1994 and as of March 31, 2004, we had an accumulated deficit of $159.1 million.  We cannot assure you that we will become profitable.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.  Our ability to achieve profitability depends upon a variety of factors, including our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products.

CRITICAL ACCOUNTING POLICIES

                AtheroGenics considers certain accounting policies related to use of estimates, research and development accruals, revenue recognition and stock based compensation to be critical policies.  There have been no material changes in the critical accounting policies from what was previously disclosed in AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended March 31, 2004 and 2003

Revenues

                There were no revenues during the three months ended March 31, 2004 and 2003.

____________________________________________________________________________________________________

Expenses

                Research and Development.  Research and development expenses increased 35% to $14.0 million for the three months ended March 31, 2004 from $10.3 million for the comparable period in 2003.  The increase in research and development expenses for the three months ended March 31, 2004 was primarily due to expenditures related to ongoing patient recruitment and new clinical development staff hires to support the AGI-1067 ARISE clinical trial. In addition, there were increased expenditures for the ongoing AGIX-4207 OSCAR Phase II clinical trial and the ongoing AGI-1067 CART-2 Phase IIb clinical trial.

                General and Administrative.  General and administrative expenses increased 26% to $1.7 million for the three months ended March 31, 2004 from $1.3 million for the comparable period in 2003.  The increase in general and administrative expenses for the three months ended March 31, 2004 was primarily due to higher insurance premiums and business development expenses related to potential partnership activities.

Interest Income

                Interest income was $370,988 for the three months ended March 31, 2004 and $196,293 for the comparable period in 2003.  The increase in interest income in the three month period ended March 31, 2004 is due to the increased amount of invested funds received from the $100.0 million convertible debt offering in August 2003.

Interest Expense

                Interest expense was $1.3 million for the three months ended March 31, 2004 and $18,631 for the comparable period in 2003.  The increase in interest expense is due to our $100.0 million convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

                Since inception, we have financed our operations primarily through sales of equity securities and convertible notes.  At March 31, 2004, we had cash, cash equivalents and short-term investments of $115.5 million, compared with $131.6 million at December 31, 2003.  Working capital at March 31, 2004 was $110.1 million, compared to $124.8 million at December 31, 2003.  The decrease in cash, cash equivalents, short-term investments and working capital is primarily due to use of funds for operating purposes.

                Net cash used in operating activities was $17.3 million for the three months ended March 31, 2004, compared to $9.9 million for the comparable period in 2003.  The increase in the use of cash in operating activities is principally due to funding a net loss of $16.6 million.  The increase in cash to fund the net loss is primarily attributable to the expenditures for our ARISE Phase III clinical trial, our CART-2 Phase IIb clinical trial for AGI-1067 and our OSCAR Phase II clinical trial for AGIX-4207, as well as other ongoing product development activities.  Prepaid expenses will continue to fluctuate as pre-payments are made to contractors for the ARISE clinical trial and are then expensed as services are performed.  We anticipate net cash usage in 2004 for ARISE and our other ongoing clinical programs, as well as our other operating activities, to be in a range of $63.0 million to $67.0 million, subject to the impact of a potential corporate partnering arrangement for AGI-1067.

                Net cash used in investing activities was $413,083 for the three months ended March 31, 2004, compared to $15.7 million for the comparable period in 2003.  Net cash used in investing activities during the three months ended March 31, 2004 and 2003 consisted primarily of the purchases of available-for-sale securities and equipment and leasehold improvements.

                Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2004, and $48.3 million for the comparable period in 2003.  Net cash provided by financing activities in the three months ended March 31, 2004 consisted primarily of proceeds from the exercise of common stock options.  Net cash

____________________________________________________________________________________________________

provided by financing activities for the comparable period in 2003 was primarily from the follow-on public offering of 8.3 million shares of our common stock.  This was partially offset by payments on our equipment loan facility.

                In March 2002, we entered into a revolving credit facility with Silicon Valley Bank (the “Bank") for up to a maximum amount of $5.0 million to be used for working capital requirements.  The revolving credit facility was not used, and as such, we terminated it in December 2003.  We also entered into an equipment loan facility, as modified in June 2003, with the Bank for up to a maximum amount of $2.5 million to be used to finance existing and new equipment purchases.  The borrowing period under the equipment loan facility, as modified, expired on September 30, 2003.  At March 31, 2004, there was an outstanding balance of approximately $446,624 on the equipment loan facility and the weighted average interest rate was 7.7% per year.

                In August 2003, AtheroGenics issued $100 million in aggregate principal amount of 4.5% convertible notes due in 2008 through a Rule 144A private placement to qualified institutional buyers.  These notes initially are convertible into our common stock at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately $15.34 per share.  Net proceeds were approximately $96.7 million.  We are using the net proceeds from the sale of the notes for research and development activities, including clinical trials, process development and manufacturing support, and for general corporate purposes, including working capital.  Pending these uses, the net proceeds have been invested in interest-bearing, investment grade securities.

                The following table summarizes our long-term contractual obligations as of March 31, 2004.

	Payments Due by Period
	Total	2004	2005-2006	2007-2008	Thereafter

Contractual obligations
Operating leases, net of
sublease income	$ 5,464,710	$ 805,274	$2,152,011	$ 2,314,723	$192,702
Long-term debt	100,446,624	393,873	52,751	100,000,000	--

Total contractual
obligations	$105,911,334	$1,199,147	$2,204,762	$102,314,723	$192,702

                Based upon the current status of our product development and commercialization plans, we believe that our existing cash and cash equivalents and short-term investments will be adequate to satisfy our capital needs for at least the next 12 months.  However, our actual capital requirements will depend on many factors, including:

-	the status of product development;

-	the time and cost involved in conducting clinical trials and obtaining regulatory approvals;

-	the costs of filing, prosecuting and enforcing patent and other intellectual property claims;

-	competing technological and market developments; and

-	our ability to establish new licensing and partnering agreements.

                We have historically accessed the capital markets from time to time to raise adequate funds for operating needs and cash reserves.  Although we believe we have adequate cash for at least the next 12 months, we may access capital markets when we believe market conditions or company needs merit doing so.

____________________________________________________________________________________________________

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

                The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

-	AGI-1067, AGIX-4207, AGIX-4207 I.V. and AGI-1096 may fail in clinical trials;

-	our ability to generate positive cash flow in light of our history of operating losses;

-	our inability to obtain additional financing on satisfactory terms, which could preclude us from developing or marketing our products;

-	our ability to successfully develop our other product candidates;

-	our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;

-	possible delays in our clinical trials;

-	our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates;

-	our need to comply with applicable regulatory requirements in the manufacture and distribution of our products to avoid incurring penalties that may inhibit our ability to commercialize our products;

-	our ability to protect adequately or enforce our intellectual property rights or secure rights to third party patents;

-	the ability of our competitors to develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates;

-	third parties' failure to synthesize and manufacture our product candidates, which could delay our clinical trials or hinder our commercialization prospects;

-	our ability to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions;

____________________________________________________________________________________________________

-	our ability to attract, retain and motivate skilled personnel and cultivate key academic collaborations;

-	our ability to obtain an adequate level of reimbursement or acceptable prices for our products;

-	if plaintiffs bring product liability lawsuits against us, we may incur substantial financial loss or may be unable to obtain future product liability insurance at reasonable prices, if at all, either of which could diminish our ability to commercialize our future products; and

-	conversion of our $100 million principal amount, 4.5% convertible notes will dilute the ownership interest of existing shareholders and could adversely affect the market price of our common stock.

                The foregoing list of important factors is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and is not exclusive.

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

                The following table summarizes information on our equipment loan facility and convertible notes.  The table presents maturity of the debt and projected annual average interest rates as of March 31, 2004.

					Value as of
	2004	2005-2006	2007-2008	Total	March 31, 2004

Long-term debt-fixed rate
Maturity	$393,873	$52,751	$100,000,000	$100,446,624	$173,446,624
Average interest rate	7.7%	7.7%	4.5%

Item 4. Controls and Procedures

                Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for AtheroGenics.  Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

                Changes in internal control over financial reporting.  There were no material changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

____________________________________________________________________________________________________

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 31.1	-	Certifications of Chief Executive Officer under Rule 13a-14(a).

Exhibit 31.2	-	Certifications of Chief Financial Officer under Rule 13a-14(a).

Exhibit 32	-	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

(b)  Reports on Form 8-K

                On February 11, 2004, we furnished a Current Report on Form 8-K under Item 12, reporting the issuance of our press release announcing our financial results for the quarter and year ended December 31, 2003.

____________________________________________________________________________________________________

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHEROGENICS, INC.

Date: May 10, 2004	/s/ MARK P. COLONNESE
Mark P. Colonnese
Senior Vice President of Finance and
Administration and Chief Financial Officer

____________________________________________________________________________________________________