Form 10-Q
period 2004-06-30
ATHEROGENICS INC
filed 2004-08-09
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 6, 2004 there were 37,042,752 shares of the registrant's common stock outstanding.
_________________________

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (unaudited)

Condensed Balance Sheets
June 30, 2004 and December 31, 2003	3

Condensed Statements of Operations
Three and six months ended June 30, 2004 and 2003	4

Condensed Statements of Cash Flows
Six months ended June 30, 2004 and 2003	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURES	16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROGENICS, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$40,321,046	$72,058,249
Short-term investments	59,378,684	59,525,679
Prepaid expenses	1,207,587	1,144,006
Notes receivable and other current assets	458,789	496,871

Total current assets	101,366,106	133,224,805

Equipment and leasehold improvements, net of
accumulated depreciation and amortization	2,183,261	2,520,790
Other assets	2,743,091	3,091,151

Total assets	$106,292,458	$138,836,746

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,363,390	$1,778,187
Accrued research and development costs	2,625,948	2,961,085
Accrued liabilities	2,052,892	2,118,500
Accrued compensation	852,277	1,038,907
Current portion of equipment loan facility	306,636	479,439

Total current liabilities	7,201,143	8,376,118

Convertible notes payable	100,000,000	100,000,000
Equipment loan facility, net of current portion	21,298	83,622

Shareholders’ (deficit) equity
Preferred stock, no par value: Authorized – 5,000,000 shares	—	—
Common stock, no par value: Authorized – 100,000,000
shares; issued and outstanding – 37,042,752 and
36,763,407 shares at June 30, 2004 and December 31, 2003, respectively	174,336,962	172,452,536
Warrants	893,740	950,588
Deferred stock compensation	(427,922)	(505,708)
Accumulated deficit	(175,659,174)	(142,531,315)
Accumulated other comprehensive (loss) income	(73,589)	10,905

Total shareholders’ (deficit) equity	(929,983)	30,377,006

Total liabilities and shareholders’ (deficit) equity	$106,292,458	$138,836,746

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	13,836,448	11,195,310	27,847,193	21,566,240
General and administrative	1,761,507	1,347,104	3,431,609	2,648,536

Total operating expenses	15,597,955	12,542,414	31,278,802	24,214,776

Operating loss	(15,597,955)	(12,542,414)	(31,278,802)	(24,214,776)
Interest income	375,095	222,980	746,083	419,272
Interest expense	(1,302,299)	(16,544)	(2,595,140)	(35,175)

Net loss	$(16,525,159)	$(12,335,978)	$(33,127,859)	$(23,830,679)

Net loss per share -
basic and diluted	$(0.45)	$(0.34)	$(0.90)	$(0.68)

Weighted average shares
outstanding – basic and diluted	37,015,455	36,458,982	36,941,064	34,884,745

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,

	2004	2003

Operating activities:
Net loss	$(33,127,859)	$(23,830,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	444,459	398,460
Amortization of debt issuance costs	326,490	—
Amortization of deferred stock compensation	223,963	790,186
Changes in operating assets and liabilities:
Prepaid expenses	(63,581)	(2,044,833)
Notes receivable and other current assets	59,652	(95,235)
Accounts payable	(414,797)	19,952
Accrued research and development	(335,137)	3,370,131
Accrued liabilities and compensation	(252,238)	(231,226)

Net cash used in operating activities	(33,139,048)	(21,623,244)

Investing activities:
Net sales (purchases) of short-term investments	62,501	(19,954,639)
Purchases of equipment and leasehold improvements	(106,930)	(379,788)

Net cash used in investing activities	(44,429)	(20,334,427)

Financing activities:
Proceeds from the issuance of common stock	—	48,411,649
Proceeds from the exercise of common stock options	1,681,401	349,484
Payments on equipment loan facility	(235,127)	(217,780)

Net cash provided by financing activities	1,446,274	48,543,353

(Decrease) increase in cash and cash equivalents	(31,737,203)	6,585,682
Cash and cash equivalents at beginning of period	72,058,249	32,132,329

Cash and cash equivalents at end of period	$40,321,046	$38,718,011

Supplemental disclosures of cash flow information:
Interest paid	$2,417,829	$35,175
Re-measurement adjustment for variable options and warrants
issued for technology license agreements and consulting agreements	$136,176	$619,243

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

3.   Net Loss per Share

The Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, requires presentation of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that diluted earnings per share reflects the potential dilution that would occur if outstanding options, warrants and convertible notes were exercised. Because AtheroGenics reported a net loss for all periods presented, shares associated with stock options, warrants and convertible notes are not included because their effect would be antidilutive. Basic and diluted net loss per share amounts are the same for the periods presented.

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

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss, as reported	$(16,525,159)	$(12,335,978)	$(33,127,859)	$(23,830,679)
Add: Stock-based employee compensation
expense included in reported net loss	13,372	140,767	25,407	281,560

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(1,528,996)	(828,307)	(2,719,625)	(1,723,627)

Pro forma net loss	$(18,040,783)	$(13,023,518)	$(35,822,077)	$(25,272,746)

Net loss per share:
Basic and diluted, as reported	$(0.45)	$(0.34)	$(0.90)	$(0.68)

Basic and diluted, pro forma	$(0.49)	$(0.36)	$(0.97)	$(0.72)

5.   Convertible Notes Payable

In August 2003, AtheroGenics issued $100 million in aggregate principal amount of 4.5% convertible notes due September 1, 2008 with interest payable semi-annually in March and September. Net proceeds to AtheroGenics were approximately $96.7 million, after deducting expenses and underwriter’s discounts and commissions. The issuance costs related to the notes are recorded as other assets and are being amortized to interest expense over the five-year life of the notes.

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

As of June 30, 2004, AtheroGenics had reserved 6,518,900 shares of common stock for future issuance in connection with the convertible notes. In addition, as of June 30, 2004, accrued liabilities included approximately $1.5 million of accrued interest related to the convertible notes.

6.   Bank Credit Agreements

In March 2002, AtheroGenics entered into a revolving credit facility with Silicon Valley Bank for up to a maximum amount of $5,000,000 to be used for working capital requirements. In December 2003, AtheroGenics canceled the line of credit, which was unused during the entire period.

In addition, in March 2002, AtheroGenics entered into an equipment loan facility with Silicon Valley Bank for up to a maximum amount of $2,500,000 to be used to finance existing and new equipment purchases. Amounts borrowed under the equipment loan facility are repaid in 33 equal installments of principal and interest beginning on the first business day of the month following an advance. As of June 30, 2004, there was an outstanding balance of $327,934 under the equipment loan facility and the weighted average interest rate was 7.7% per year. The borrowing period for the equipment loan facility expired in September 2003.

    In connection with the revolving credit facility and the equipment loan facility, AtheroGenics has granted to Silicon Valley Bank a negative pledge on its intellectual property and on deposits with Silicon Valley Bank and its affiliates.

7.   Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or shareholders’ (deficit) equity.

8.   Subsequent Events

In July 2004, AtheroGenics signed a term sheet for a license with a contract manufacturer for AGI-1067 under which AtheroGenics has purchased a portion of its clinical drug supply requirements. The term sheet includes contingent future payments and royalties. The term sheet also calls for a definitive license and commercial manufacturing agreement to be negotiated.

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

AGI-1067 is our v-protectant™ candidate that is most advanced in clinical development, and is designed to benefit patients with heart disease. AGI-1067 is currently in a Phase III clinical trial, referred to as ARISE, or Aggressive Reduction of Inflammation Stops Events, to evaluate the impact of AGI-1067 on important outcome measures such as death due to heart disease, myocardial infarction, stroke, coronary revascularization and unstable angina in patients who have coronary heart disease. ARISE will enroll 4,000 patients who will be followed for an average of 18 months and until a minimum of 1,160 primary events, or outcome measures, have occurred. We are currently conducting a Phase IIb clinical trial called CART-2, which is approximately a 500-patient study that examines the effect of 12 months of AGI-1067 therapy on atherosclerosis and post-angioplasty restenosis. We completed the treatment phase in July 2004, and we are now proceeding with data analysis, prior to disclosure of the results.

Our second v-protectant™, AGIX-4207, is a novel oral agent being developed for the treatment of the signs and symptoms of rheumatoid arthritis. We have completed a Phase II clinical trial that evaluated safety, tolerability and the effect of orally administered AGIX-4207 on biological markers of inflammation in rheumatoid arthritis patients. Data from the trial demonstrated that treatment with AGIX-4207 was safe and well-tolerated by patients and also inhibited an increase in an inflammatory biomarker known as the erythrocyte sedimentation rate, or ESR, by more than 90 percent. We have completed the treatment phase of a 275 patient Phase II trial of AGIX-4207, called OSCAR, or Oral Suppression of Cellular Inflammation Attenuates Rheumatoid Arthritis. OSCAR will evaluate the impact of various doses of AGIX-4207 versus placebo on clinical efficacy, biomarkers and safety in patients with rheumatoid arthritis.

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

Our fourth v-protectant™ candidate, AGI-1096, is a novel antioxidant and selective anti-inflammatory agent that is being developed to address the accelerated inflammation of grafted blood vessels common in chronic organ transplant rejection and known as transplant arteritis. We have completed a Phase I clinical trial that assessed safety and tolerability of AGI-1096 in healthy volunteers. The results of AGI-1096 clinical trial data demonstrated the drug was well tolerated at all oral doses, with no drug-related adverse events. We are currently in collaboration with Fujisawa Pharmaceutical Co., Ltd to further develop AGI-1096.

To date, we have devoted substantially all of our resources to research and development. We have not received any commercial revenues from product sales. We expect to incur significant losses in most years prior to deriving any product revenue as we continue to increase research and development costs. We have incurred significant losses since we began operations in 1994 and as of June 30, 2004, we had an accumulated deficit of $175.7 million. We cannot assure you that we will become profitable. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. Our ability to achieve profitability depends upon a variety of factors, including our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products.

CRITICAL ACCOUNTING POLICIES

AtheroGenics considers certain accounting policies related to use of estimates, research and development accruals, revenue recognition and stock-based compensation to be critical policies. There have been no material changes in the critical accounting policies from what was previously disclosed in AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

RESULTS OF OPERATIONS

Comparison of the Three and Six Month Periods Ended June 30, 2004 and 2003

Revenues

There were no revenues during the three and six months ended June 30, 2004 and 2003.

Expenses

Research and Development. Research and development expenses increased 24% to $13.8 million for the three months ended June 30, 2004 from $11.2 million for the comparable period in 2003, and 29% to $27.8 million for the six months ended June 30, 2004 from $21.6 million in the comparable period in 2003. The increase in research and development expenses for the three and six months ended June 30, 2004 was primarily due to expenditures related to ongoing patient recruitment for the AGI-1067 ARISE clinical trial. In addition, there were increased expenditures for the final stages of the AGI-1067 CART-2 Phase IIb clinical trial and the AGIX-4207 OSCAR Phase II clinical trial.

General and Administrative. General and administrative expenses increased 31% to $1.8 million for the three months ended June 30, 2004 from $1.3 million for the comparable period in 2003, and 30% to $3.4 million for the six months ended June 30, 2004 from $2.6 million in the comparable period in 2003. The increase in general and administrative expenses for the three and six months ended June 30, 2004 was primarily due to higher directors and officers’ insurance premiums and expenses related to a change in leadership in the business development area.

Interest Income

Interest income was $375,095 for the three months ended June 30, 2004 and $222,980 for the comparable period in 2003, and $746,083 for the six months ended June 30, 2004 and $419,272 for the comparable period in 2003. The increase in interest income in the three and six month periods ended June 30, 2004 is due to the increased amount of invested funds received from the $100.0 million convertible debt offering in August 2003.

Interest Expense

Interest expense was $1.3 million for the three months ended June 30, 2004 and $16,544 for the comparable period in 2003, and $2.6 million for the six months ended June 30, 2004 and $35,175 for the comparable period in 2003. The increase in interest expense is due to our $100.0 million convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through sales of equity securities and convertible notes. At June 30, 2004, we had cash, cash equivalents and short-term investments of $99.7 million, compared with $131.6 million at December 31, 2003. Working capital at June 30, 2004 was $94.2 million, compared to $124.8 million at December 31, 2003. The decrease in cash, cash equivalents, short-term investments and working capital is primarily due to use of funds for operating purposes.

Net cash used in operating activities was $33.1 million for the six months ended June 30, 2004, compared to $21.6 million for the comparable period in 2003. The increase in the use of cash in operating activities is principally due to funding a net loss of $33.1 million. The increase in cash to fund the net loss is primarily attributable to expenditures for our AGI-1067 compound and other ongoing research and development activities. As enrollment for ARISE continues to increase, so will the associated costs. Once full enrollment is reached, these increases should moderate. Prepaid expenses will continue to fluctuate as pre-payments are made to contractors for the ARISE clinical trial and are then expensed as services are performed. We anticipate net cash usage in 2004 for ARISE and our other ongoing clinical programs, as well as our other operating activities, to be in a range of $63.0 million to $67.0 million, subject to the impact of a potential corporate partnering arrangement for AGI-1067.

Net cash used in investing activities was $44,429 for the six months ended June 30, 2004, compared to $20.3 million for the comparable period in 2003. Net cash used in investing activities during the six months ended June 30, 2004 consisted primarily of purchases of equipment and leasehold improvements. Net cash used in investing activities for the comparable period in 2003 consisted primarily of the purchases of available-for-sale securities and equipment and leasehold improvements.

Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2004, and $48.5 million for the comparable period in 2003. Net cash provided by financing activities in the six months ended June 30, 2004 consisted primarily of proceeds from the exercise of common stock options. Net cash provided by financing activities for the comparable period in 2003 was primarily from the follow-on public offering of 8.3 million shares of our common stock. This was partially offset by payments on our equipment loan facility.

In March 2002, we entered into an equipment loan facility, as modified in June 2003, with Silicon Valley Bank for up to a maximum amount of $2.5 million to be used to finance existing and new equipment purchases. The borrowing period under the equipment loan facility, as modified, expired on September 30, 2003. At June 30, 2004, there was an outstanding balance of approximately $327,934 on the equipment loan facility and the weighted average interest rate was 7.7% per year.

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

    The following table summarizes our long-term contractual obligations as of June 30, 2004.

	Payments Due by Period
	Total	Remainder of 2004	2005-2006	2007-2008	Thereafter

Contractual obligations
Operating leases, net of sublease income	$5,202,603	$543,167	$2,152,011	$2,314,723	$192,702
Long-term debt	100,327,934	244,312	83,622	100,000,000	—

Total contractual obligations	$105,530,537	$787,479	$2,235,633	$102,314,723	$192,702

In July 2004, we signed a term sheet for a license with a contract manufacturer for AGI-1067 under which we purchased a portion of our clinical drug supply requirements. The term sheet includes contingent future payments and royalties. The term sheet also calls for a definitive license and commercial manufacturing agreement to be negotiated.

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

The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

-	AGI-1067, AGIX-4207, AGIX-4207 I.V. and AGI-1096 may fail in clinical trials;

-	our ability to generate positive cash flow in light of our history of operating losses;

-	our inability to obtain additional financing on satisfactory terms, which could preclude us from developing or marketing our products;

-	our ability to successfully develop our other product candidates;

-	our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;

-	possible delays in our clinical trials;

-	our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates;

-	our need to comply with applicable regulatory requirements in the manufacture and distribution of our products to avoid incurring penalties that may inhibit our ability to commercialize our products;

-	our ability to protect adequately or enforce our intellectual property rights or secure rights to third party patents;

-	the ability of our competitors to develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates;

-	third parties' failure to synthesize and manufacture our product candidates, which could delay our clicial trials or hinder our comercialization prospects;

-	our ability to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions;

-	our ability to attract, retain and motivate skilled personnel and cultivate key academic collaborations;

-	our ability to obtain an adequate level of reimbursement or acceptable prices for our products;

-	if plaintiffs bring product liability lawsuits against us, we may incur substantial financial loss or may be unable to obtain future product liability insurance at reasonable prices, if at all, either of which could diminish our ability to commercialize our future products; and

-	conversion of our $100 million principal amount, 4.5% convertible notes will dilute the ownership interest of existing shareholders and could adversely affect the market price of our common stock.

The foregoing list of important factors is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and is not exclusive.

Item 3.   Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in U.S. interest rates. This exposure is directly related to our normal operating activities. Our cash, cash equivalents and short-term investments are invested with high quality issuers and are generally of a short-term nature. Interest rates payable on our equipment loan facilities and our convertible notes are generally fixed. As a result, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations.

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

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 28, 2004. At the annual meeting, the shareholders of AtheroGenics (1) elected three Class I directors to serve until the 2007 Annual Meeting of Shareholders, (2) ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004 and (3) approved the AtheroGenics 2004 Equity Ownership Plan.

We had 36,972,248 shares of common stock outstanding as of March 1, 2004, the record date of the annual meeting. At the annual meeting, we had 32,708,000 shares of common stock present in person or represented by proxy for the three proposals indicated above. The following sets forth detailed information regarding the results of the voting at the annual meeting.

Proposal 1.   Election of three Class I directors

Name of Nominee	No. of Votes For	No. of Votes Withheld

David Bearman	32,529,643	178,357
Vaughn D. Bryson	23,299,183	9,408,817
T. Forcht Dagi, M.D.	32,476,157	231,843

Proposal 2.   Ratification of the appointment of independent auditors

No. of Votes For	No. of Votes Against	Abstention

32,519,519	174,928	13,553

Proposal 3.   Approval of the AtheroGenics 2004 Equity Ownership Plan

No. of Votes For	No. of Votes Against	Abstention	Broker Non-Votes

12,576,654	12,202,043	584,155	7,345,148

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1	-	Certifications of Chief Executive Officer under Rule 13a-14(a).

Exhibit 31.2	-	Certifications of Chief Financial Officer under Rule 13a-14(a).

Exhibit 32	-	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

(b) Reports on Form 8-K

On April 22, 2004, we furnished a Current Report on Form 8-K under Item 12, reporting the issuance of our press release announcing our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHEROGENICS, INC.

Date: August 9, 2004	/s/ MARK P. COLONNESE

Mark P. Colonnese
Senior Vice President of Finance and
Administration and Chief Financial Officer

