Form 10-Q
period 2004-09-30
ATHEROGENICS INC
filed 2004-11-02
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004 there were 37,341,847 shares of the registrant's common stock outstanding.

_________________________

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Condensed Financial Statements (unaudited)

Condensed Balance Sheets
September 30, 2004 and December 31, 2003	3

Condensed Statements of Operations
Three and nine months ended September 30, 2004 and 2003	4

Condensed Statements of Cash Flows
Nine months ended September 30, 2004 and 2003	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 6. Exhibits	13

SIGNATURES	14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROGENICS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$34,432,429	$72,058,249
Short-term investments	51,606,433	59,525,679
Prepaid expenses	1,694,050	1,144,006
Notes receivable and other current assets	480,448	496,871
Total current assets	88,213,360	133,224,805

Equipment and leasehold improvements, net of
accumulated depreciation and amortization	2,095,348	2,520,790
Other assets	2,568,775	3,091,151
Total assets	$92,877,483	$138,836,746

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$3,566,475	$1,778,187
Accrued research and development costs	5,372,787	2,961,085
Accrued compensation	1,675,925	1,038,907
Accrued liabilities	894,895	2,118,500
Current portion of equipment loan facility	206,948	479,439
Total current liabilities	11,717,030	8,376,118

Convertible notes payable	100,000,000	100,000,000
Equipment loan facility, net of current portion	—	83,622

Shareholders’ (deficit) equity
Preferred stock, no par value: Authorized - 5,000,000 shares	—	—
Common stock, no par value: Authorized - 100,000,000
shares; issued and outstanding - 37,273,997 and
36,763,407 shares at September 30, 2004 and
December 31, 2003, respectively	175,501,277	172,452,536
Warrants	1,008,859	950,588
Deferred stock compensation	(614,103)	(505,708)
Accumulated deficit	(194,662,291)	(142,531,315)
Accumulated other comprehensive (loss) income	(73,289)	10,905
Total shareholders’ (deficit) equity	(18,839,547)	30,377,006
Total liabilities and shareholders’ (deficit) equity	$92,877,483	$138,836,746

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	16,636,236	11,783,883	44,478,990	33,284,827
General and administrative	1,410,647	1,677,542	4,846,694	4,391,374
Total operating expenses	18,046,883	13,461,425	49,325,684	37,676,201

Operating loss	(18,046,883)	(13,461,425)	(49,325,684)	(37,676,201)
Interest income	343,795	443,336	1,089,877	862,609
Interest expense	(1,300,028)	(618,528)	(3,895,169)	(653,704)
Net loss	$(19,003,116)	$(13,636,617)	$(52,130,976)	$(37,467,296)

Net loss per share -
basic and diluted	$(0.51)	$(0.37)	$(1.41)	$(1.06)

Weighted average shares
outstanding - basic and diluted	37,047,826	36,566,434	36,976,911	35,451,468

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2004	2003

Operating activities:
Net loss	$(52,130,976)	$(37,467,296)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	665,868	679,029
Amortization of debt issuance costs	489,736	—
Amortization of deferred stock compensation	411,491	1,110,664
Changes in operating assets and liabilities:
Prepaid expenses	(550,044)	(1,474,001)
Notes receivable and other current assets	49,063	(466,374)
Accounts payable	1,788,288	(736,319)
Accrued research and development	2,411,702	2,626,710
Accrued liabilities and compensation	(586,587)	1,092,165
Net cash used in operating activities	(47,451,459)	(34,635,422)

Investing activities:
Net sales (purchases) of short-term investments	7,835,052	(44,636,915)
Purchases of equipment and leasehold improvements	(240,426)	(455,769)
Net cash provided by (used in) investing activities	7,594,626	(45,092,684)

Financing activities:
Proceeds from the exercise of common stock options	2,587,126	872,338
Proceeds from the issuance of convertible notes	—	96,300,000
Proceeds from the issuance of common stock	—	48,411,649
Payments on equipment loan facility	(356,113)	(329,840)
Net cash provided by financing activities	2,231,013	145,254,147

(Decrease) increase in cash and cash equivalents	(37,625,820)	65,526,041
Cash and cash equivalents at beginning of period	72,058,249	32,132,329
Cash and cash equivalents at end of period	$34,432,429	$97,658,370

Supplemental disclosures of cash flow information:
Interest paid	$4,673,321	$49,593
Re-measurement adjustment for variable options and warrants
issued for technology license agreements and consulting
agreements	$484,831	$579,383

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

3. Net Loss per Share

      Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, requires presentation of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that diluted earnings per share reflects the potential dilution that would occur if outstanding options, warrants and convertible notes were exercised. Because AtheroGenics reported a net loss for all periods presented, shares associated with stock options, warrants and convertible notes are not included because their effect would be antidilutive. Basic and diluted net loss per share amounts are the same for the periods presented.

4. Stock-Based Compensation

AtheroGenics has elected to follow Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for its stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. AtheroGenics accounts for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), an amendment to SFAS 123, requires disclosure in the summary of significant accounting policies of the effects of the fair value of stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all outstanding and unvested options in each period, based on the provisions of SFAS 123 and SFAS 148.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Net loss, as reported	$(19,003,116)	$(13,636,617)	$(52,130,976)	$(37,467,296)
Add: Stock-based employee compensation
expense included in reported net loss	25,526	140,649	50,933	422,209

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(1,713,838)	(847,777)	(4,433,463)	(2,571,404)

Pro forma net loss	$(20,691,428)	$(14,343,745)	$(56,513,506)	$(39,616,491)

Net loss per share:
Basic and diluted, as reported	$(0.51)	$(0.37)	$(1.41)	$(1.06)
Basic and diluted, pro forma	$(0.56)	$(0.39)	$(1.53)	$(1.12)

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

As of September 30, 2004, AtheroGenics had reserved 6,518,900 shares of common stock for future issuance in connection with the convertible notes. In addition, as of September 30, 2004, accrued liabilities included approximately $375,000 of accrued interest related to the convertible notes.

6. Bank Credit Agreements

In March 2002, AtheroGenics entered into a revolving credit facility with Silicon Valley Bank for up to a maximum amount of $5,000,000 to be used for working capital requirements. In December 2003, AtheroGenics canceled the line of credit, which was unused during the entire period.

In addition, in March 2002, AtheroGenics entered into an equipment loan facility with Silicon Valley Bank for up to a maximum amount of $2,500,000 to be used to finance existing and new equipment purchases. Amounts borrowed under the equipment loan facility are repaid in 33 equal installments of principal and interest beginning on the first business day of the month following an advance. As of September 30, 2004, there was an outstanding balance of $206,948 under the equipment loan facility and the weighted average interest rate was 7.6% per year. The borrowing period for the equipment loan facility expired in September 2003.

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

OVERVIEW

Since our operations began in 1994, we have focused on the discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases, including heart disease (atherosclerosis), rheumatoid arthritis and asthma. Based on our proprietary vascular protectant, or v-protectant™, technology platform, we have two drug programs in the clinic, and are pursuing a number of other preclinical programs.

AGI-1067 is our v-protectant™ candidate that is most advanced in clinical development, and is designed to benefit patients with heart disease. AGI-1067 is currently in a Phase III clinical trial, referred to as ARISE, or Aggressive Reduction of Inflammation Stops Events, to evaluate the impact of AGI-1067 on important outcome measures such as death due to heart disease, myocardial infarction, stroke, coronary revascularization and unstable angina in patients who have coronary heart disease. ARISE will enroll a minimum of 4,000 patients who will be followed for an average of 18 months and until a minimum of 1,160 primary events, or outcome measures, have occurred. In October 2004, we announced that we would hold open enrollment and increase the number of patients in the study by an unspecified number in order to accelerate the accumulation of primary events and maintain our timelines for filing a New Drug Application with the U. S. Food and Drug Administration.

We are currently conducting a Phase IIb clinical trial called CART-2, which is a 467-patient study that examines the effect of 12 months of AGI-1067 therapy on atherosclerosis and post-angioplasty restenosis. In September 2004, we announced interim results from CART-2. Interim data from CART-2 were independently analyzed by two leading cardiac intravascular ultrasound labs. The primary endpoint of the trial was a change in coronary atherosclerosis, measured as total plaque volume after a 12-month treatment period compared to baseline values. Results of the interim analysis from the two labs indicate that AGI-1067 reduced plaque volume by an average of 3.8%, which was statistically significant. An important secondary endpoint from the trial, change in plaque volume in the most severely diseased subsegment, also showed significant regression from baseline by an average of 7.1%. Overall adverse events rates were similar in the AGI-1067 and Standard of Care groups, and AGI-1067 was generally well tolerated. Interim results are not conclusive results and there can be no assurances that final results will be similar. Final results of the CART-2 data will be released before the end of December 2004.

Our second v-protectant™, AGIX-4207, is a novel oral agent that was being developed for the treatment of rheumatoid arthritis. In October 2004, we announced the results of a 275-patient Phase II trial of AGIX-4207, called OSCAR, or Oral Suppression of Cellular Inflammation Attenuates Rheumatoid Arthritis. OSCAR evaluated the impact of various doses of AGIX-4207 versus placebo on clinical efficacy, biomarkers and safety in patients with rheumatoid arthritis. The results indicated that none of the three dosing arms of AGIX-4207 showed a statistically significant improvement in ACR 20 scores, a standard measurement of response utilized to evaluate improvement, when compared to placebo, the primary efficacy end point of the trial. Two of the pre-specified secondary endpoints, tender joint count and morning stiffness, did show statistically significant improvement when compared to placebo. Based on the aggregate findings of the study, however, we have discontinued clinical development of AGIX-4207 in rheumatoid arthritis. We continue to have an active program aimed at investigating other v-protectants™ in rheumatoid arthritis and have identified other compounds with enhanced therapeutic potential within our rheumatoid arthritis preclinical models. We are working to select another candidate to move into formal preclinical development.

AGIX-4207 I.V., our third v-protectant™ candidate, is an intravenous drug designed to treat rheumatoid arthritis patients in whom the rapid attainment of target drug levels in the blood is desirable. In light of the results of the OSCAR study with the oral dosage form of AGIX-4207 that showed a lack of sufficient efficacy in rheumatoid arthritis, we have also discontinued development of the I.V. dosage form of AGIX-4207.

Our fourth v-protectant™ candidate, AGI-1096, is a novel antioxidant and selective anti-inflammatory agent that is being developed to address the accelerated inflammation of grafted blood vessels common in chronic organ transplant rejection and known as transplant arteritis. We have completed a Phase I clinical trial that assessed safety and tolerability of AGI-1096 in healthy volunteers. The results of AGI-1096 clinical trial data demonstrated the drug was well tolerated at all oral doses, with no drug-related adverse events. We are currently in a collaboration with Fujisawa Pharmaceutical Co., Ltd to further develop AGI-1096.

To date, we have devoted substantially all of our resources to research and development. We have not received any commercial revenues from product sales. We expect to incur significant losses in most years prior to deriving any product revenue as we continue to increase research and development costs. We have incurred significant losses since we began operations in 1994 and as of September 30, 2004, we had an accumulated deficit of $194.7 million. We cannot assure you that we will become profitable. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. Our ability to achieve profitability depends upon a variety of factors, including our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products.

CRITICAL ACCOUNTING POLICIES

AtheroGenics considers certain accounting policies related to use of estimates, research and development accruals, revenue recognition and stock-based compensation to be critical policies. There have been no material changes in the critical accounting policies from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Month Periods Ended September 30, 2004 and 2003

Revenues

There were no revenues during the three and nine months ended September 30, 2004 and 2003.

Expenses

Research and Development. Research and development expenses increased 41% to $16.6 million for the three months ended September 30, 2004 from $11.8 million for the comparable period in 2003, and 34% to $44.5 million for the nine months ended September 30, 2004 from $33.3 million in the comparable period in 2003. The increase in research and development expenses for the three and nine months ended September 30, 2004 was primarily due to expenditures related to ongoing patient recruitment and operation of the AGI-1067 ARISE clinical trial, as well as a $2 million expense for pre-commercialization manufacturing activities related to AGI-1067.

General and Administrative. General and administrative expenses decreased 16% to $1.4 million for the three months ended September 30, 2004 from $1.7 million for the comparable period in 2003. The decrease in general and administrative expenses for the three months ended September 30, 2004 was primarily due to lower deferred stock compensation expenses and lower consulting costs. General and administrative expenses increased 10% to $4.8 million for the nine months ended September 30, 2004 from $4.4 million in the comparable period in 2003. The increase in general and administrative expenses for the nine months ended September 30, 2004 is primarily due to higher directors and officers’ insurance premiums and expenses related to business development, partially offset by lower deferred stock compensation expenses.

Interest Income

Interest income was $343,795 for the three months ended September 30, 2004 and $443,336 for the comparable period in 2003. The decrease in interest income in the three months ended September 30, 2004 is due to the lower amount of funds available than in the comparable period in 2003. Interest income was $1.1 million for the nine months ended September 30, 2004 and $862,609 for the comparable period in 2003. The increase in the nine month period ended September 30, 2004 is due to the larger amount of invested funds as a result of the $100.0 million convertible debt financing in August 2003.

Interest Expense

Interest expense was $1.3 million for the three months ended September 30, 2004 and $618,528 for the comparable period in 2003, and $3.9 million for the nine months ended September 30, 2004 and $653,704 for the comparable period in 2003. The increase in interest expense for the three and nine months ended September 30, 2004 is due to our $100.0 million convertible debt financing in August 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through sales of equity securities and convertible notes. At September 30, 2004, we had cash, cash equivalents and short-term investments of $86 million, compared with $131.6 million at December 31, 2003. Working capital at September 30, 2004 was $76.5 million, compared to $124.8 million at December 31, 2003. The decrease in cash, cash equivalents, short-term investments and working capital is primarily due to use of funds for operating purposes.

Net cash used in operating activities was $47.5 million for the nine months ended September 30, 2004, compared to $34.6 million for the comparable period in 2003. The increase in the use of cash in operating activities is principally due to funding a net loss of $52.1 million. The increase in cash used to fund the net loss is primarily attributable to expenditures for our AGI-1067 compound, including the ARISE clinical trial and other ongoing research and development activities. As enrollment for ARISE continues to increase, so will the associated costs. Once full enrollment is reached, these increases should moderate. Prepaid expenses will continue to fluctuate as pre-payments are made to contractors for the ARISE clinical trial and are then expensed as services are performed. We anticipate net cash usage in 2004 for ARISE and our other ongoing clinical programs, as well as our other operating activities, to be in a range of $63.0 million to $67.0 million, subject to the impact of a potential corporate partnering arrangement for AGI-1067.

Net cash provided by investing activities was $7.6 million for the nine months ended September 30, 2004, compared to net cash used in investing activities of $45.1 million for the comparable period in 2003. Net cash provided by investing activities during the nine months ended September 30, 2004 consisted primarily of sales of available-for-sale securities, with the proceeds reinvested in interest-bearing cash equivalents. Net cash used in investing activities for the comparable period in 2003 consisted primarily of the purchases of available-for-sale securities.

Net cash provided by financing activities was $2.2 million for the nine months ended September 30, 2004, and $145.3 million for the comparable period in 2003. Net cash provided by financing activities in the nine months ended September 30, 2004 consisted primarily of proceeds from the exercise of common stock options. Net cash provided by financing activities for the comparable period in 2003 consisted primarily of $48.4 million received from our follow-on stock offering in February 2003 and $96.7 million received from our convertible debt financing in August 2003.

In March 2002, we entered into an equipment loan facility, as modified in June 2003, with Silicon Valley Bank for up to a maximum amount of $2.5 million to be used to finance existing and new equipment purchases. The borrowing period under the equipment loan facility, as modified, expired on September 30, 2003. At September 30, 2004, there was an outstanding balance of approximately $206,948 on the equipment loan facility and the weighted average interest rate was 7.6% per year.

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

The following table summarizes our long-term contractual obligations as of September 30, 2004.

	Payments Due by Period
	Total	Remainder of 2004	2005-2006	2007-2008	Thereafter
Contractual obligations
Operating leases, net of sublease income	$4,939,752	$280,316	$2,152,011	$2,314,723	$192,702
Long-term debt	100,206,948	123,326	83,622	100,000,000	—
Total contractual obligations	$105,146,700	$403,642	$2,235,633	$102,314,723	$192,702

In July 2004, we signed a term sheet for a license with a contract manufacturer for AGI-1067 under which we purchased a portion of our clinical drug supply requirements. The term sheet includes contingent future payments and royalties. As of September 30, 2004, we have accrued $2.0 million for pre-commercial manufacturing activities related to this term sheet. The term sheet also calls for a definitive license and commercial manufacturing agreement to be negotiated.

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

We have historically accessed the capital markets from time to time to raise adequate funds for operating needs and cash reserves. Although we believe we have adequate cash for at least the next 12 months, we may access capital markets when we believe market conditions or AtheroGenics' needs merit doing so.

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

The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

-	AGI-1067 and AGI-1096 may fail in clinical trials;

-	our ability to generate positive cash flow in light of our history of operating losses;

-	our inability to obtain additional financing on satisfactory terms, which could preclude us from developing or marketing our products;

-	our ability to successfully develop our other product candidates;

-	our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;

-	possible delays in our clinical trials;

-	our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates;

-	our need to comply with applicable regulatory requirements in the manufacture and distribution of our products to avoid incurring penalties that may inhibit our ability to commercialize our products;

-	our ability to protect adequately or enforce our intellectual property rights or secure rights to third party patents;

-	the ability of our competitors to develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates;

-	third parties' failure to synthesize and manufacture our product candidates, which could delay our clinical trials or hinder our commercialization prospects;

-	our ability to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions;

-	our ability to attract, retain and motivate skilled personnel and cultivate key academic collaborations;

-	our ability to obtain an adequate level of reimbursement or acceptable prices for our products;

-	if plaintiffs bring product liability lawsuits against us, we may incur substantial financial loss or may be unable to obtain future product liability insurance at reasonable prices, if at all, either of which could diminish our ability to commercialize our future products; and

-	conversion of our $100 million principal amount, 4.5% convertible notes will dilute the ownership interest of existing shareholders and could adversely affect the market price of our common stock.

The foregoing list of important factors is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and is not an exhaustive list.

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

Item 6. Exhibits

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

ATHEROGENICS, INC.

Date: November 1, 2004	/s/MARK P. COLONNESE
Mark P. Colonnese
Senior Vice President of Finance and
Administration and Chief Financial Officer