Form 10-K/A
period 2004-12-31
ATHEROGENICS INC
filed 2005-04-06
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Common Stock, No Par Value
Common Stock Purchase Rights

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☑ No ☐

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

EXPLANATORY NOTE

     AtheroGenics, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 solely to make corrections to the exhibit index and to add exhibits that were inadvertently omitted from the list of exhibits in Item 15 of Part IV of the Form 10-K. The complete text of Item 15 is included in this Amendment pursuant to Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Item 15 includes the certifications required pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, which have been re-executed and re-filed as of the date of this Amendment as Exhibits 31.3 and 31.4, respectively.

     With the exception of the foregoing corrections, no other information in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 has been supplemented, updated or amended.

EXPLANATORY NOTE
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EX-3.01 FOURTH AMENDED AND RESTATED ARTICLES OF INCORPORATION
EX-4.04 GLOBAL 4 1/2% CONVERTIBLE NOTE DUE 2008
EX-31.3 SECTION 302 CERTIFICATION OF THE CEO
EX-31.4 SECTION 302 CERTIFICATION OF THE CFO

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

(3)	Listing of Exhibits

Exhibit No.		Description
3.01*	—	Fourth Amended and Restated Articles of Incorporation of AtheroGenics, Inc.

3.02	—	Third Amended and Restated Bylaws of AtheroGenics, Inc., as amended (filed as an exhibit of the same number with AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

4.01	—	Form of Common Stock Certificate (filed as Exhibit 4.01 to Amendment No. 4 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on August 4, 2000 and incorporated herein by reference).

4.02	—	Rights Agreement dated as of November 9, 2001 between AtheroGenics, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.4 of AtheroGenics’ Form 8-K on November 19, 2001 and incorporated herein by reference).

4.03	—	Indenture dated August 19, 2003 between AtheroGenics, Inc. and The Bank of New York Trust Company of Florida N.A., as Trustee (filed as Exhibit 4.1 to AtheroGenics’ Registration Statement on Form S-3, Registration No. 333-110160, on October 31, 2003, and incorporated herein by reference).

4.04*	—	Global 4 1/2% Convertible Note Due 2008.

10.01	—	Amended and Restated Master Rights Agreement dated October 31, 1995, as amended by First Amendment dated November 1, 1995; Second Amendment dated July 30, 1996; Third Amendment dated April 13, 1999; Fourth Amendment dated May 11, 1999; and Fifth Amendment dated August 30, 1999 (filed as Exhibit 4.02 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.02+	—	Exclusive License Agreement dated July 17, 1998 between The Regents of the University of California and AtheroGenics, Inc. (filed as Exhibit 10.02 to Amendment No. 4 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on August 4, 2000 and incorporated herein by reference).

Exhibit No.		Description
10.03+	—	License Agreement dated January 11, 1995 between Emory University and AtheroGenics, Inc. (filed as Exhibit 10.03 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).

10.04+	—	Patent Purchase Agreement dated April 26, 1995 between AtheroGenics, Inc. and Sampath Parthasarathy, together with Services Agreement dated April 26, 1995 between AtheroGenics, Inc. and Sampath Parthasarathy (filed as Exhibit 10.04 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).

10.05+	—	Sponsored Research Agreement dated October 14, 1996 between Emory University and AtheroGenics, Inc. (filed as Exhibit 10.05 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).

10.06#	—	AtheroGenics, Inc. 1995 Stock Option Plan, together with form of nonqualified stock option agreement (filed as Exhibit 10.07 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.07#	—	AtheroGenics, Inc. 1997 Equity Ownership Plan, as amended by Amendment No. 1 and Amendment No. 2 (filed as Exhibit 10.08 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).

10.08	—	Preferred Shares Purchase Warrant dated August 24, 1998 between AtheroGenics, Inc. and certain Lenders named therein (filed as Exhibit 10.09 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.09	—	Series C Convertible Preferred Stock Purchase Warrants of AtheroGenics, Inc. (filed as Exhibit 10.10 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.10	—	Promissory Note dated April 1, 1999 between Inhibitex, Inc. and AtheroGenics, Inc. (filed as Exhibit 10.11 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.11++	—	Lease Agreement dated June 19, 1998 between Cousins Properties, Inc. and AtheroGenics, Inc. (filed as Exhibit 10.12 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.12#	—	Employment Agreement dated March 1, 2001 between AtheroGenics, Inc. and Russell M. Medford (filed as Exhibit 10.14 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.13	—	Amendment dated January 1, 2001 to Promissory Note dated April 1, 1999 between Inhibitex, Inc. and AtheroGenics, Inc. (filed as Exhibit 10.15 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.14+	—	Exclusive License Agreement dated as of June 29, 2001 between AtheroGenics, Inc. and National Jewish Medical and Research Center (filed as Exhibit 10.17 to Amendment No. 1 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-64228, on July 23, 2001 and incorporated herein by reference).

10.15#	—	AtheroGenics, Inc. 2001 Equity Ownership Plan (filed as Appendix B to the proxy statement on Schedule 14A for AtheroGenics’ 2001 Annual Shareholders’ Meeting as filed on March 22, 2001 and incorporated herein by reference).

10.16	—	Equipment Term Note dated March 6, 2002 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.20(b) to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.17	—	Loan and Security Agreement dated March 6, 2002 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.20(c) to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

Exhibit No.		Description
10.18#	—	Promissory Note and Stock Pledge Agreement dated as of April 15, 2002 between AtheroGenics, Inc. and Mark P. Colonnese (filed as Exhibit 10.21 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.19#	—	Separation and Consulting Agreement and General Release dated as of October 3, 2002 between AtheroGenics, Inc. and Mitchell Glass, M.D. (filed as Exhibit 10.22 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.20	—	First Loan Modification dated June 20, 2003 between AtheroGenics, Inc. and Silicon Valley Bank. (filed as Exhibit 10.23 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.21	—	Purchase Agreement dated August 19, 2003 between AtheroGenics, Inc. and the Initial Purchasers named therein (filed as Exhibit 10.24 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.22	—	Registration Rights Agreement dated as of August 19, 2003 among AtheroGenics, Inc., as Issuer, and Morgan Stanley & Co., Incorporated, Lehman Brothers, Inc., and Adams, Harkness & Hill, Inc., as Initial Purchasers (filed as Exhibit 4.2 to AtheroGenics’ Registration Statement on Form S-3, Registration No. 333-110160, on October 31, 2003, and incorporated herein by reference).

10.23	—	Second Loan Modification dated August 13, 2003 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.25 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.24	—	Third Loan Modification dated December 29, 2003 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.26 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.25	—	Negative Pledge Agreement dated December 29, 2003 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.27 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.26#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and Mark P. Colonnese (filed as Exhibit 10.28 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).

10.27#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and Martin A. Wasserman (filed as Exhibit 10.29 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).

10.28#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and Robert A. D. Scott (filed as Exhibit 10.30 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).

10.29#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and W. Charles Montgomery (filed as Exhibit 10.31 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).

10.30#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan (filed as Appendix B to the proxy statement on Schedule 14A for AtheroGenics’ 2004 Annual Shareholders’ Meeting as filed on March 26, 2004 and incorporated herein by reference).

10.31#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan form of incentive equity ownership agreement and form of directors’ nonqualified equity ownership agreement (filed as Exhibit 10.33 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on March 16, 2005 and incorporated herein by reference).

10.32#	—	Summary of non-employee director compensation (filed as the first paragraph under the caption “Director Compensation” in the proxy statement on Schedule 14A for AtheroGenics’ 2005 Annual Meeting of Shareholders as filed with the SEC on March 28, 2005 and incorporated herein by reference).

23.01**	—	Consent of Ernst & Young LLP.

24.01**	—	Powers of Attorney.

31.1**	—	Certifications of Chief Executive Officer under Rule 13a-14(a).

31.2**	—	Certifications of Chief Financial Officer under Rule 13a-14(a).

31.3*	—	Certifications of Chief Executive Officer under Rule 13c-14(a).

31.4*	—	Certifications of Chief Financial Officer under Rule 13a-14(a).

32**	—	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

*	Filed herewith.

**	Filed as the exhibit of the same number with AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on March 16, 2005 and incorporated herein by reference.

+	Certain confidential information contained in this document has been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

++	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 5, 2005.

ATHEROGENICS, INC.
By:	/s/RUSSELL M. MEDFORD
Russell M. Medford, M.D., Ph.D.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Principal Executive Officer:

/s/RUSSELL M. MEDFORD	President and Chief Executive	April 5, 2005
Russell M. Medford	Officer, Director

Principal Financial and Principal
Accounting Officer:

/s/MARK P. COLONNESE	Senior Vice President of Finance	April 5, 2005
Mark P. Colonnese	and Administration and Chief
Financial Officer

Additional Directors:

*	Director	April 5, 2005
Michael A. Henos

*	Director	April 5, 2005
R. Wayne Alexander

*	Director	April 5, 2005
David Bearman

*	Director	April 5, 2005
Vaughn D. Bryson

*	Director	April 5, 2005
T. Forcht Dagi

*	Director	April 5, 2005
Arthur M. Pappas

*	Director	April 5, 2005
William A. Scott

*	Director	April 5, 2005
Stephen G. Sudovar

*By:	/s/MARK P. COLONNESE
Mark P. Colonnese
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.		Description
3.01*	—	Fourth Amended and Restated Articles of Incorporation of AtheroGenics, Inc.

3.02	—	Third Amended and Restated Bylaws of AtheroGenics, Inc., as amended (filed as an exhibit of the same number with AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

4.01	—	Form of Common Stock Certificate (filed as Exhibit 4.01 to Amendment No. 4 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on August 4, 2000 and incorporated herein by reference).

4.02	—	Rights Agreement dated as of November 9, 2001 between AtheroGenics, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.4 of AtheroGenics’ Form 8-K on November 19, 2001 and incorporated herein by reference).

4.03	—	Indenture dated August 19, 2003 between AtheroGenics, Inc. and The Bank of New York Trust Company of Florida N.A., as Trustee (filed as Exhibit 4.1 to AtheroGenics’ Registration Statement on Form S-3, Registration No. 333-110160, on October 31, 2003, and incorporated herein by reference).

4.04*	—	Global 4 1/2% Convertible Note Due 2008.

10.01	—	Amended and Restated Master Rights Agreement dated October 31, 1995, as amended by First Amendment dated November 1, 1995; Second Amendment dated July 30, 1996; Third Amendment dated April 13, 1999; Fourth Amendment dated May 11, 1999; and Fifth Amendment dated August 30, 1999 (filed as Exhibit 4.02 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.02+	—	Exclusive License Agreement dated July 17, 1998 between The Regents of the University of California and AtheroGenics, Inc. (filed as Exhibit 10.02 to Amendment No. 4 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on August 4, 2000 and incorporated herein by reference).

10.03+	—	License Agreement dated January 11, 1995 between Emory University and AtheroGenics, Inc. (filed as Exhibit 10.03 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).

10.04+	—	Patent Purchase Agreement dated April 26, 1995 between AtheroGenics, Inc. and Sampath Parthasarathy, together with Services Agreement dated April 26, 1995 between AtheroGenics, Inc. and Sampath Parthasarathy (filed as Exhibit 10.04 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).

10.05+	—	Sponsored Research Agreement dated October 14, 1996 between Emory University and AtheroGenics, Inc. (filed as Exhibit 10.05 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).

10.06#	—	AtheroGenics, Inc. 1995 Stock Option Plan, together with form of nonqualified stock option agreement (filed as Exhibit 10.07 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.07#	—	AtheroGenics, Inc. 1997 Equity Ownership Plan, as amended by Amendment No. 1 and Amendment No. 2 (filed as Exhibit 10.08 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).

10.08	—	Preferred Shares Purchase Warrant dated August 24, 1998 between AtheroGenics, Inc. and certain Lenders named therein (filed as Exhibit 10.09 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.09	—	Series C Convertible Preferred Stock Purchase Warrants of AtheroGenics, Inc. (filed as Exhibit 10.10 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

Exhibit No.		Description
10.10	—	Promissory Note dated April 1, 1999 between Inhibitex, Inc. and AtheroGenics, Inc. (filed as Exhibit 10.11 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.11++	—	Lease Agreement dated June 19, 1998 between Cousins Properties, Inc. and AtheroGenics, Inc. (filed as Exhibit 10.12 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.12#	—	Employment Agreement dated March 1, 2001 between AtheroGenics, Inc. and Russell M. Medford (filed as Exhibit 10.14 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.13	—	Amendment dated January 1, 2001 to Promissory Note dated April 1, 1999 between Inhibitex, Inc. and AtheroGenics, Inc. (filed as Exhibit 10.15 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.14+	—	Exclusive License Agreement dated as of June 29, 2001 between AtheroGenics, Inc. and National Jewish Medical and Research Center (filed as Exhibit 10.17 to Amendment No. 1 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-64228, on July 23, 2001 and incorporated herein by reference).

10.15#	—	AtheroGenics, Inc. 2001 Equity Ownership Plan (filed as Appendix B to the proxy statement on Schedule 14A for AtheroGenics’ 2001 Annual Shareholders’ Meeting as filed on March 22, 2001 and incorporated herein by reference).

10.16	—	Equipment Term Note dated March 6, 2002 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.20(b) to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.17	—	Loan and Security Agreement dated March 6, 2002 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.20(c) to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.18#	—	Promissory Note and Stock Pledge Agreement dated as of April 15, 2002 between AtheroGenics, Inc. and Mark P. Colonnese (filed as Exhibit 10.21 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.19#	—	Separation and Consulting Agreement and General Release dated as of October 3, 2002 between AtheroGenics, Inc. and Mitchell Glass, M.D. (filed as Exhibit 10.22 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.20	—	First Loan Modification dated June 20, 2003 between AtheroGenics, Inc. and Silicon Valley Bank. (filed as Exhibit 10.23 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.21	—	Purchase Agreement dated August 19, 2003 between AtheroGenics, Inc. and the Initial Purchasers named therein (filed as Exhibit 10.24 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.22	—	Registration Rights Agreement dated as of August 19, 2003 among AtheroGenics, Inc., as Issuer, and Morgan Stanley & Co., Incorporated, Lehman Brothers, Inc., and Adams, Harkness & Hill, Inc., as Initial Purchasers (filed as Exhibit 4.2 to AtheroGenics’ Registration Statement on Form S-3, Registration No. 333-110160, on October 31, 2003, and incorporated herein by reference).

10.23	—	Second Loan Modification dated August 13, 2003 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.25 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.24	—	Third Loan Modification dated December 29, 2003 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.26 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.25	—	Negative Pledge Agreement dated December 29, 2003 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.27 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.26#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and Mark P. Colonnese (filed as Exhibit 10.28 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).

Exhibit No.		Description
10.27#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and Martin A. Wasserman (filed as Exhibit 10.29 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).

10.28#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and Robert A. D. Scott (filed as Exhibit 10.30 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).

10.29#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and W. Charles Montgomery (filed as Exhibit 10.31 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).

10.30#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan (filed as Appendix B to the proxy statement on Schedule 14A for AtheroGenics’ 2004 Annual Shareholders’ Meeting as filed on March 26, 2004 and incorporated herein by reference).

10.31#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan form of incentive equity ownership agreement and form of directors’ nonqualified equity ownership agreement (filed as Exhibit 10.33 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on March 16, 2005 and incorporated herein by reference).

10.32#	—	Summary of non-employee director compensation (filed under the caption “Director Compensation” in the proxy statement on Schedule 14A for AtheroGenics’ 2005 Annual Meeting of Shareholders as filed with the SEC on March 28, 2005 and incorporated herein by reference).

23.01**	—	Consent of Ernst & Young LLP.

24.01**	—	Powers of Attorney.

31.1**	—	Certifications of Chief Executive Officer under Rule 13a-14(a).

31.2**	—	Certifications of Chief Financial Officer under Rule 13a-14(a).

31.3*	—	Certifications of Chief Executive Officer under Rule 13a-14(a).

31.4*	—	Certifications of Chief Financial Officer under Rule 13a-14(a).

32**	—	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

*	Filed herewith.

**	Filed as the exhibit of the same number with AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on March 16, 2005 and incorporated herein by reference.

+	Certain confidential information contained in this document has been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

++	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.

#	Management contract or compensatory plan or arrangement.