Form 10-K/A
period 2004-12-31
ATHEROGENICS INC
filed 2005-05-06
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

Form 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

     AtheroGenics, Inc. is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to supplement the disclosure under Part II Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations, as well as to correct certain typographical errors. This Amendment No. 2 includes the full text of our Annual Report on Form 10-K, including the information in Amendment No. 1 to the Annual Report on Form 10-K, filed on April 6, 2005. In addition, Item 15 includes the certifications required pursuant to Rules 13a-14(a)/15d-14(a) and 13a-14(b)/15d-14(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which have been re-executed and re-filed as of the date of this Amendment as Exhibits 31.5, 31.6 and 32.1, respectively.

     With the exception of the foregoing, no other information in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 has been supplemented, updated or amended.

i

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

     The following table provides information regarding our research and development expenses for our major product candidates:

	Year ended December 31,
	2004	2003	2002
Direct external costs:
AGI-1067	$36,181,651	$22,395,195	$6,828,312
AGIX-4207	3,236,505	3,737,038	1,873,141
AGI-1096	19,041	32,242	662,733
Unallocated costs and other programs	19,798,636	20,496,485	14,381,941

Total research and development	$59,235,833	$46,660,960	$23,746,127

     From inception, we have devoted the large majority of our research and development efforts and financial resources to support development of the AGI-1067 product candidate. Spending for the AGI-1096 program in 2004 and 2003 was funded by our collaborative development partner, Fujisawa Pharmaceutical Co., Ltd. We have not derived any commercial revenues from product sales and, excluding the effect of certain license fees of a non-recurring nature, expect to incur significant losses in most years prior to deriving any such product revenue. We have funded our operations primarily through sales of equity and debt securities.

     The nature, timing and costs of the efforts to complete the successful development of any of our product candidates are highly uncertain and subject to numerous risks, and therefore cannot be accurately estimated. These risks include the rate of progress and costs of our clinical trials, clinical trial results, cost and timing of regulatory approval and establishing commercial manufacturing supplies. These risks and uncertainties, and their effect on our operations and financial position, are more fully described above in our risk factors under the headings Risks Related to Development of Our Product Candidates and Risks Related to Regulatory Approval of Our Product Candidates.

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

     Net cash used in operating activities was $66.6 million in 2004 compared to $48.6 million in 2003 and $24.2 million in 2002. The increase in the use of cash in operating activities in 2004 is principally due to funding a net loss of $69.6 million. The increase in cash needed to fund the net loss is primarily attributable to expenditures for our ARISE Phase III clinical trial for AGI-1067, our CART-2 Phase IIb clinical trial for AGI-1067, and our OSCAR Phase II clinical trial for AGIX-4207, as well as other ongoing product development activities. For 2005 and 2006, expenditures for the ARISE clinical trial are estimated to be approximately $57.0  million. We expect to complete ARISE enrollment by mid-2005 and complete the ARISE trial by the end of the first quarter of 2006. We then plan to file a New Drug Application with the U.S. Food and Drug Administration as soon as possible after we complete the trial and analyze the results. Expenditures for CART-2 and OSCAR are essentially completed. We anticipate net cash usage in 2005 for ARISE and our other on going preclinical and clinical programs, as well as our other operating activities, to be in a range of $85.0 million to $89.0 million.

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

     We have historically accessed the capital markets from time to time to raise adequate funds for operating needs and cash reserves. Although we believe we have adequate cash for at least the next 12 months, we may access capital markets when we believe market conditions or company needs merit doing so. We cannot estimate the timing of material net cash inflows from our product candidates, since they are dependent upon regulatory approvals and subsequent market acceptance.

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

Item 9B. Other Information

     On December 22, 2004, AtheroGenics’ board of directors, based on the recommendation of the compensation committee, granted our executive officers options to acquire shares of our common stock under the AtheroGenics, Inc. 2004 Equity Ownership Plan. The option grants are effective as of December 31, 2004 and have an exercise price equal to the fair market value on that date of $23.56 per share. The options vest at a rate of 25 percent on the anniversary of the date of grant, and following that date, the remaining options vest at a rate of approximately two percent per month over the next 36 months. The option grants expire December 31, 2014. The following is a summary of the option grants:

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

(3)	Listing of Exhibits

Exhibit No.		Description
3.01	—	Fourth Amended and Restated Articles of Incorporation of AtheroGenics, Inc. (filed as Exhibit 3.01 to Amendment No. 1 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on April 6, 2005 and incorporated herein by reference).
3.02	—	Third Amended and Restated Bylaws of AtheroGenics, Inc., as amended (filed as an exhibit of the same number with AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
4.01	—	Form of Common Stock Certificate (filed as Exhibit 4.01 to Amendment No. 4 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on August 4, 2000 and incorporated herein by reference).
4.02	—	Rights Agreement dated as of November 9, 2001 between AtheroGenics, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.4 of AtheroGenics’ Form 8-K on November 19, 2001 and incorporated herein by reference).
4.03	—	Indenture dated August 19, 2003 between AtheroGenics, Inc. and The Bank of New York Trust Company of Florida N.A., as Trustee (filed as Exhibit 4.1 to AtheroGenics’ Registration Statement on Form S-3, Registration No. 333-110160, on October 31, 2003, and incorporated herein by reference).

Exhibit No.		Description
4.04	—	Global 4 1/2% Convertible Note Due 2008 (filed as Exhibit 4.04 to Amendment No. 1 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on April 6, 2005 and incorporated herein by reference).
10.01	—	Amended and Restated Master Rights Agreement dated October 31, 1995, as amended by First Amendment dated November 1, 1995; Second Amendment dated July 30, 1996; Third Amendment dated April 13, 1999; Fourth Amendment dated May 11, 1999; and Fifth Amendment dated August 30, 1999 (filed as Exhibit 4.02 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).
10.02+	—	Exclusive License Agreement dated July 17, 1998 between The Regents of the University of California and AtheroGenics, Inc. (filed as Exhibit 10.02 to Amendment No. 4 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on August 4, 2000 and incorporated herein by reference).
10.03+	—	License Agreement dated January 11, 1995 between Emory University and AtheroGenics, Inc. (filed as Exhibit 10.03 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).
10.04+	—	Patent Purchase Agreement dated April 26, 1995 between AtheroGenics, Inc. and Sampath Parthasarathy, together with Services Agreement dated April 26, 1995 between AtheroGenics, Inc. and Sampath Parthasarathy (filed as Exhibit 10.04 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).
10.05+	—	Sponsored Research Agreement dated October 14, 1996 between Emory University and AtheroGenics, Inc. (filed as Exhibit 10.05 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).
10.06#	—	AtheroGenics, Inc. 1995 Stock Option Plan, together with form of nonqualified stock option agreement (filed as Exhibit 10.07 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).
10.07#	—	AtheroGenics, Inc. 1997 Equity Ownership Plan, as amended by Amendment No. 1 and Amendment No. 2 (filed as Exhibit 10.08 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).
10.08	—	Preferred Shares Purchase Warrant dated August 24, 1998 between AtheroGenics, Inc. and certain Lenders named therein (filed as Exhibit 10.09 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).
10.09	—	Series C Convertible Preferred Stock Purchase Warrants of AtheroGenics, Inc. (filed as Exhibit 10.10 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).
10.10	—	Promissory Note dated April 1, 1999 between Inhibitex, Inc. and AtheroGenics, Inc. (filed as Exhibit 10.11 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).
10.11++	—	Lease Agreement dated June 19, 1998 between Cousins Properties, Inc. and AtheroGenics, Inc. (filed as Exhibit 10.12 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).
10.12#	—	Employment Agreement dated March 1, 2001 between AtheroGenics, Inc. and Russell M. Medford (filed as Exhibit 10.14 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10.13	—	Amendment dated January 1, 2001 to Promissory Note dated April 1, 1999 between Inhibitex, Inc. and AtheroGenics, Inc. (filed as Exhibit 10.15 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10.14+	—	Exclusive License Agreement dated as of June 29, 2001 between AtheroGenics, Inc. and National Jewish Medical and Research Center (filed as Exhibit 10.17 to Amendment No. 1 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-64228, on July 23, 2001 and incorporated herein by reference).
10.15#	—	AtheroGenics, Inc. 2001 Equity Ownership Plan (filed as Appendix B to the proxy statement on Schedule 14A for AtheroGenics’ 2001 Annual Shareholders’ Meeting as filed on March 22, 2001 and incorporated herein by reference).
10.16	—	Equipment Term Note dated March 6, 2002 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.20(b) to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).
10.17	—	Loan and Security Agreement dated March 6, 2002 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.20(c) to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).
10.18#	—	Promissory Note and Stock Pledge Agreement dated as of April 15, 2002 between AtheroGenics, Inc. and Mark P. Colonnese (filed as Exhibit 10.21 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).
10.19#	—	Separation and Consulting Agreement and General Release dated as of October 3, 2002 between AtheroGenics, Inc. and Mitchell Glass, M.D. (filed as Exhibit 10.22 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
10.20	—	First Loan Modification dated June 20, 2003 between AtheroGenics, Inc. and Silicon Valley Bank. (filed as Exhibit 10.23 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
10.21	—	Purchase Agreement dated August 19, 2003 between AtheroGenics, Inc. and the Initial Purchasers named therein (filed as Exhibit 10.24 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

Exhibit No.		Description
10.22	—	Registration Rights Agreement dated as of August 19, 2003 among AtheroGenics, Inc., as Issuer, and Morgan Stanley & Co., Incorporated, Lehman Brothers, Inc., and Adams, Harkness & Hill, Inc., as Initial Purchasers (filed as Exhibit 4.2 to AtheroGenics’ Registration Statement on Form S-3, Registration No. 333-110160, on October 31, 2003, and incorporated herein by reference).
10.23	—	Second Loan Modification dated August 13, 2003 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.25 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.24	—	Third Loan Modification dated December 29, 2003 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.26 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.25	—	Negative Pledge Agreement dated December 29, 2003 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.27 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.26#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and Mark P. Colonnese (filed as Exhibit 10.28 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).
10.27#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and Martin A. Wasserman (filed as Exhibit 10.29 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).
10.28#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and Robert A. D. Scott (filed as Exhibit 10.30 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).
10.29#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and W. Charles Montgomery (filed as Exhibit 10.31 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).
10.30#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan (filed as Appendix B to the proxy statement on Schedule 14A for AtheroGenics’ 2004 Annual Shareholders’ Meeting as filed on March 26, 2004 and incorporated herein by reference).
10.31#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan form of incentive equity ownership agreement and form of directors’ nonqualified equity ownership agreement (filed as Exhibit 10.33 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on March 16, 2005 and incorporated herein by reference).
10.32#	—	Summary of non-employee director compensation (filed as the first paragraph under the caption “Director Compensation” in the proxy statement on Schedule 14A for AtheroGenics’ 2005 Annual Meeting of Shareholders as filed with the SEC on March 28, 2005 and incorporated herein by reference).
23.01***	—	Consent of Ernst & Young LLP.
24.01***	—	Powers of Attorney.
31.1***	—	Certifications of Chief Executive Officer under Rule 13a-14(a).
31.2***	—	Certifications of Chief Financial Officer under Rule 13a-14(a).
31.3**	—	Certifications of Chief Executive Officer under Rule 13a-14(a).
31.4**	—	Certifications of Chief Financial Officer under Rule 13a-14(a).
31.5*	—	Certifications of Chief Executive Officer under Rule 13a-14(a).
31.6*	—	Certifications of Chief Financial Officer under Rule 13a-14(a).
32***	—	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.
32.1*	—	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

*	Filed herewith.

**	Filed as the exhibit of the same number with Amendment No. 1 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on April 6, 2005 and incorporated herein by reference.

***	Filed as the exhibit of the same number with AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on March 16, 2005 and incorporated herein by reference.

+	Certain confidential information contained in this document has been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

++	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2005.

ATHEROGENICS, INC.
By:	/s/ RUSSELL M. MEDFORD
Russell M. Medford, M.D., Ph.D.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Principal Executive Officer:

/s/ RUSSELL M. MEDFORD Russell M. Medford	President and Chief Executive Officer, Director	May 6, 2005

Principal Financial and Principal
Accounting Officer:

/s/ MARK P. COLONNESE Mark P. Colonnese	Senior Vice President of Finance and Administration and Chief Financial Officer	May 6, 2005

Additional Directors:

* Michael A. Henos	Director	May 6, 2005

* R. Wayne Alexander	Director	May 6, 2005

* David Bearman	Director	May 6, 2005

* Vaughn D. Bryson	Director	May 6, 2005

* T. Forcht Dagi	Director	May 6, 2005

* Arthur M. Pappas	Director	May 6, 2005

* William A. Scott	Director	May 6, 2005

* Stephen G. Sudovar	Director	May 6, 2005

*By: /s/ MARK P. COLONNESE Mark P. Colonnese Attorney-in-fact