Form 10-Q
period 2005-03-31
ATHEROGENICS INC
filed 2005-05-10
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File No. 0-31261

ATHEROGENICS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2108232

(State of incorporation)	(I.R.S. Employer Identification Number)

8995 Westside Parkway, Alpharetta, Georgia 30004
(Address of registrant’s principal executive offices, including zip code)

(Registrant’s telephone number, including area code): (678) 336-2500

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of May 6, 2005 there were 37,702,425 shares of the registrant’s common stock outstanding.

ATHEROGENICS, INC.
FORM 10-Q
INDEX

i

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROGENICS, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$113,357,265	$15,888,919
Short-term investments	128,385,184	51,035,096
Prepaid expenses	1,046,858	2,634,297
Notes receivable and other current assets	1,023,971	566,208

Total current assets	243,813,278	70,124,520

Equipment and leasehold improvements, net of accumulated depreciation and amortization	2,187,770	1,940,011
Debt issuance costs and other assets	8,530,615	2,397,796

Total assets	$254,531,663	$74,462,327

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,444,692	$2,838,053
Accrued research and development	2,444,941	4,083,894
Accrued liabilities	2,099,741	2,159,893
Accrued compensation	453,978	1,239,247
Current portion of equipment loan facility	—	83,622

Total current liabilities	8,443,352	10,404,709

Convertible notes payable	300,000,000	100,000,000

Shareholders’ deficit:
Preferred stock, no par value: Authorized – 5,000,000 shares	—	—
Common stock, no par value: Authorized – 100,000,000 shares; issued and outstanding – 37,670,725 and 37,368,658 shares at March 31, 2005 and December 31, 2004, respectively	176,462,937	175,713,265
Warrants	744,384	828,804
Deferred stock compensation	(130,464)	(324,607)
Accumulated deficit	(230,752,104)	(212,120,547)
Accumulated other comprehensive loss	(236,442)	(39,297)

Total shareholders’ deficit	(53,911,689)	(35,942,382)

Total liabilities and shareholders’ deficit	$254,531,663	$74,462,327

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Revenues	$—	$—

Operating expenses:
Research and development	16,155,070	14,010,745
General and administrative	1,820,818	1,670,102

Total operating expenses	17,975,888	15,680,847

Operating loss	(17,975,888)	(15,680,847)
Interest and other income	1,447,904	370,988
Interest expense	(2,103,573)	(1,292,841)

Net loss	$(18,631,557)	$(16,602,700)

Net loss per share – basic and diluted	$(0.50)	$(0.45)

Weighted average shares outstanding – basic and diluted	37,532,613	36,866,673

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Operating activities
Net loss	$(18,631,557)	$(16,602,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233,265	345,033
Amortization of debt issuance costs	318,007	163,245
Changes in operating assets and liabilities:
Prepaid expenses	1,587,439	(768,140)
Notes receivable and other assets	(475,566)	(37,547)
Accounts payable	606,639	1,986,761
Accrued research and development	(1,638,953)	(779,212)
Accrued liabilities and compensation	(1,196,938)	(1,596,890)

Net cash used in operating activities	(19,197,664)	(17,289,450)

Investing activities
Purchases of short-term investments	(80,437,505)	(27,413,121)
Sales and maturities of short-term investments	2,890,272	10,951,187
Purchases of equipment and leasehold improvements	(86,114)	(76,149)

Net cash used in investing activities	(77,633,347)	(16,538,083)

Financing activities
Proceeds from the issuance of 1.5% convertible notes	193,566,977	—
Proceeds from the exercise of common stock options	816,002	1,406,856
Payments on equipment loan facility	(83,622)	(116,437)

Net cash provided by financing activities	194,299,357	1,290,419

Increase (decrease) in cash and cash equivalents	97,468,346	(32,537,114)
Cash and cash equivalents at beginning of period	15,888,919	53,058,249

Cash and cash equivalents at end of period	$113,357,265	$20,521,135

Supplemental disclosures
Interest paid	$2,252,233	$2,410,041

     The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Nature of Operations

     AtheroGenics, Inc. (“AtheroGenics”) was incorporated on November 23, 1993 (date of inception) in the State of Georgia to focus on the discovery, development and commercialization of novel therapeutics for the treatment of chronic inflammatory diseases, including coronary heart disease, organ transplant rejection, rheumatoid arthritis and asthma.

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

     The interim results should be read in conjunction with the financial statements and notes thereto included in AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004, as amended by Amendment No. 1 filed on April 6, 2005 and Amendment No. 2 filed on May 6, 2005 (the “Form 10-K”). Shareholders are encouraged to review the Form 10-K for a broader discussion of AtheroGenics’ opportunities and risks inherent in the business. Copies of the Form 10-K are available on request.

3. Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), which revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires that companies recognize compensation expense associated with stock option grants and other equity instruments to employees in the financial statements and is effective as of the first quarter of 2006. SFAS 123(R) applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. Under SFAS 123(R), AtheroGenics must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods are either a modified prospective method or a modified retrospective method. The modified prospective method requires that compensation expense be recorded for all unvested options at the beginning of the first quarter of adoption of SFAS 123(R), while the modified retrospective method requires that compensation expense be recorded for all unvested options beginning with the first period presented. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. AtheroGenics has not yet determined the method of adoption or the effect of adopting SFAS 123(R).

4. Net Loss per Share

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

5. Stock-Based Compensation

     AtheroGenics has elected to follow APB 25, in accounting for its stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under SFAS 123, as SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. AtheroGenics accounts for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), an amendment to SFAS 123, requires disclosure in the summary of significant accounting policies of the effects of the fair value of stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

     The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all outstanding and unvested options in each period, based on the provisions of SFAS 123 and SFAS 148.

	Three months ended
	March 31,
	2005	2004
Net loss, as reported	$(18,631,557)	$(16,602,700)
Add: Stock-based employee compensation expense included in reported net loss	—	12,035

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,140,725)	(1,190,629)

Pro forma net loss	$(20,772,282)	$(17,781,294)

Net loss per share:
Basic and diluted, as reported	$(0.50)	$(0.45)

Basic and diluted, pro forma	$(0.55)	$(0.48)

6. Convertible Notes Payable

     In August 2003, AtheroGenics issued $100.0 million in aggregate principal amount of 4.5% convertible notes due September 1, 2008 with interest payable semi-annually in March and September. Net proceeds to AtheroGenics were approximately $96.7 million, after deducting expenses and underwriter’s discounts and commissions. The issuance costs related to the notes are recorded as other assets and are being amortized to interest expense over the five-year life of the notes.

     The 4.5% convertible notes may be converted at the option of the holder into shares of AtheroGenics’ common stock prior to the close of business on September 1, 2008 at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, representing a conversion price of approximately $15.34, subject to adjustment. Under certain circumstances, AtheroGenics may be obligated to redeem all or part of the 4.5% convertible notes prior to their maturity at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the maturity date. As of March 31, 2005, accrued liabilities included approximately $375,000 of accrued interest related to the 4.5% convertible notes, which is due September 1, 2005.

     On January 12, 2005, AtheroGenics issued $200.0 million in aggregate principal amount of 1.5% convertible notes due February 1, 2012 with interest payable semi-annually in February and August. Net proceeds to AtheroGenics were approximately $193.6 million, after deducting expenses and underwriter’s discounts and commissions. The issuance costs related to the notes are recorded as other assets and are being amortized to interest expense over the seven-year life of the notes.

     The 1.5% convertible notes are convertible into shares of common stock, at the option of the holder, at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, which represents a conversion price of approximately $25.92, subject to adjustment. Under certain circumstances, AtheroGenics may be obligated to redeem all or part of the 1.5% convertible notes prior to their maturity at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the maturity date. In addition, under certain circumstances, AtheroGenics may adjust the conversion rate. As of March 31, 2005, accrued liabilities included approximately $658,000 of accrued interest related to the 1.5% convertible notes, which is due August 1, 2005.

     AtheroGenics has reserved a total of 14,234,953 shares of common stock for future issuance in connection with the 4.5% convertible notes and the 1.5% convertible notes.

7. Bank Credit Agreements

     In March 2002, AtheroGenics entered into an equipment loan facility with Silicon Valley Bank for up to a maximum amount of $2.5 million to be used to finance existing and new equipment purchases. As of March 31, 2005, the equipment loan facility had been paid in full. In connection with the equipment loan facility, AtheroGenics had granted to Silicon Valley Bank a negative pledge on its intellectual property. This negative pledge was terminated with the full payment of the equipment loan facility.

8. Reclassifications

     In order to present auction rate securities with short-term interest auction features as short-term investments in accordance with SFAS No. 95, Statement of Cash Flows and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities for the quarter ended March 31, 2004, $16.1 million, was reclassed from cash and cash equivalents to short-term investments. This reclassification was to properly state cash and cash equivalents and had no effect on previously reported net loss or shareholders’ deficit. The effect of the reclassification on cash flow was to increase cash used in investing activities by $16.1 million for the quarter ended March 31, 2004.

9. Commitments and Contingencies

     Except as set forth below, AtheroGenics’ commitments and contingencies have not changed significantly from those previously discussed in its Form 10-K.

     Purported securities class action lawsuits were filed against AtheroGenics and some of its executive officers and directors in the United States District Court for the Southern District of New York on January 5, 2005 and February 8, 2005 (the “SDNY Actions”) and in the United States District Court for the Northern District of Georgia, Atlanta division on January 7, 2005, January 10, 2005, January 11, 2005 and January 25, 2005 (the “NDGA Actions”). Separate motions to consolidate these lawsuits were filed by plaintiffs in both the Southern District of New York and the Northern District of Georgia on March 7, 2005. In addition, three class members simultaneously moved for appointment as lead plaintiffs in both districts on March 7, 2005. On April 18, 2005, the Honorable Richard J. Howell ordered the SDNY Actions consolidated under the caption “In re Atherogenics Securities Litigation” and appointed lead plaintiff and co-lead counsel. The motion in the NDGA Actions is still pending. The allegations in these lawsuits relate to AtheroGenics’ disclosures regarding the results of the CART-2 clinical trial for AGI-1067. The results of complex legal proceedings, such as those purported class actions, are difficult to predict. Each complaint seeks unspecified damages and, therefore, AtheroGenics is unable to estimate the possible range of damages that it might incur should any of these lawsuits be resolved against them. AtheroGenics intends to defend the litigation vigorously.

     In March 2005, AtheroGenics committed to purchase approximately $3.5 million of commercial manufacturing equipment for AGI-1067, to be delivered in 2006. Progress payments related to this equipment will be made during the construction period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read with the financial statements and related footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in AtheroGenics’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended by Amendment No. 1 filed on April 6, 2005 and Amendment No. 2 filed on May 6, 2005 (the “Annual Report on Form 10-K”). The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made. These risks are set forth in more detail in our Annual Report on Form 10-K.

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

     We originally planned to enroll in ARISE 4,000 patients who would be followed for an average of 18 months or until a minimum of 1,160 primary events, or outcome measures, had occurred. In February 2005, we announced that the FDA approved our proposed amendment to the ARISE Phase III clinical trial protocol. The changes to the ARISE protocol are intended to enhance the trial as well as to accelerate its pace without affecting the Special Protocol Assessment with the FDA. The changes approved by the FDA include our plan to increase the number of patients in the study to a target of 6,000, eliminate the minimum 12 month follow-up period for patients and decrease the minimum number of primary events to 990. With these modifications, we would expect to complete enrollment by mid-2005 and complete the ARISE trial by the end of the first quarter of 2006. We plan to file a New Drug Application with the FDA as soon as possible after we complete the trial and analyze the results.

     Our second v-protectant® candidate, AGI-1096, is a novel antioxidant and selective anti-inflammatory agent which is being developed to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection. AGI-1096 inhibits the expression of certain inflammatory proteins, including VCAM-1, in endothelial cells lining the inside surfaces of blood vessel walls. We have completed a Phase I clinical trial of AGI-1096 in healthy volunteers that demonstrated AGI-1096 was well-tolerated over the escalating single oral doses studied. Adverse events were generally mild and not considered clinically significant. Subjects reached targeted blood levels for AGI-1096 that were equivalent to those seen in successful preclinical models of organ transplant rejection. In 2004, we announced a collaboration with Astellas Pharma (formerly Fujisawa Pharmaceutical Co., Ltd.) to conduct preclinical and early-stage clinical trials, with Astellas funding all development costs during the term of the agreement. Astellas will also receive an option to negotiate for late stage development and commercial right to AGI-1096. In March 2005, we extended the collaboration with Astellas until September 30, 2005 to conduct additional studies.

     We previously were developing AGIX-4207, a v-protectant ® candidate for the treatment of rheumatoid arthritis. In October 2003, we initiated the enrollment in a 275-patient Phase II clinical trial called OSCAR. In October 2004, we announced the results of the trial, which evaluated the impact of various doses of AGIX-4207 versus placebo on clinical efficacy, biomarkers and safety in patients with rheumatoid arthritis. The results indicated that none of the three dosing arms of AGIX-4207 showed a statistically significant improvement in ACR 20 scores, a standard measurement of response utilized to evaluate improvement, when compared to placebo, the primary efficacy end point of the trial. Two of the pre-specified secondary endpoints, tender joint count and morning stiffness, did show statistically significant improvement when compared to placebo. Based on the aggregate findings of the study, however, we have discontinued clinical development of AGIX-4207. We continue to have an active program aimed at investigating other v-protectants ® in rheumatoid arthritis and have identified other compounds with enhanced therapeutic potential within our rheumatoid arthritis preclinical models. We are working to select another candidate to move into formal preclinical development.

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

     The following table provides information regarding our research and development expenses for our major product candidates:

	Three months ended
	March 31,
	2005	2004
Direct External Costs:
AGI-1067	$12,978,744	$7,949,272
AGIX-4207	21,895	2,075,329
AGI-1096	—	3,000
Unallocated costs and other programs	3,154,431	3,983,144

Total research and development	$16,155,070	$14,010,745

     From inception, we have devoted the large majority of our research and development efforts and financial resources to support the development of the AGI-1067 product candidate. Spending for the AGI-1096 program in both periods presented was funded by our collaborative development partner, Astellas Pharma.

     The nature, timing and costs of the efforts to complete the successful development of any of our product candidates are highly uncertain and subject to numerous risks, and therefore cannot be accurately estimated. These risks include the rate of progress and costs of our clinical trials, clinical trial results, cost and timing of regulatory approval and establishing commercial manufacturing supplies. These risks and uncertainties, and their effect on our operations and financial position, are more fully described in the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2004, under the headings Risks Related to Development of Our Product Candidates and Risks Related to Regulatory Approval of Our Product Candidates.

     We have not received any commercial revenues from product sales. We expect to incur significant losses in most years prior to deriving any product revenue as we continue to increase research and development costs. We have incurred significant losses since we began operations in 1994 and as of March 31, 2005, we had an accumulated deficit of $230.8 million. We cannot assure you that we will become profitable. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. Our ability to achieve profitability depends upon a variety of factors, including our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products.

CRITICAL ACCOUNTING POLICIES

     AtheroGenics considers certain accounting policies related to use of estimates, research and development accruals, revenue recognition and stock-based compensation to be critical policies. There have been no material changes in the critical accounting policies from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005.

RESULTS OF OPERATIONS

Comparison of the Three Month Period Ended March 31, 2005 and 2004

Revenues

     There were no revenues during the three months ended March 31, 2005 and 2004.

Expenses

     Research and Development. Research and development expenses increased 15% to $16.2 million for the three months ended March 31, 2005 from $14.0 million for the comparable period in 2004. The increase in research and development expenses for the three months ended March 31, 2005 was primarily due to expenditures related to ongoing patient recruitment for and operation of the AGI-1067 ARISE clinical trial, partially offset by reduced spending in the completed CART-2 clinical trial and the discontinued AGIX-4207 program.

     General and Administrative. General and administrative expenses increased 9% to $1.8 million for the three months ended March 31, 2005 from $1.7 million for the comparable period in 2004. The increase in general and administrative expenses for the three months ended March 31, 2005 was primarily due to higher compensation costs and other inflationary costs.

Interest and Other Income

     Interest income was $1.4 million and $370,988 for the three months ended March 31, 2005 and 2004, respectively. The increase in interest income in the three months ended March 31, 2005 is due to interest earned on the funds received from our $200.0 million convertible debt offering in January 2005 and slightly higher interest rates.

Interest Expense

     Interest expense was $2.1 million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively. The increase in interest expense for the three months ended March 31, 2005 is due to our $200.0 million convertible debt offering in January 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through sales of equity securities and convertible notes. At March 31, 2005, we had cash, cash equivalents and short-term investments of $241.7 million, compared to $66.9 million at December 31, 2004. Working capital at March 31, 2005 was $235.4 million, compared to $59.7 million at December 31, 2004. The increase in cash, cash equivalents, short-term investments and working capital is primarily due to the issuance of our 1.5% convertible notes in January 2005 that raised net proceeds of approximately $193.6 million, partially offset by the use of funds for operating purposes.

     Net cash used in operating activities was $19.2 million for the three months ended March 31, 2005, compared to $17.3 million for the comparable period in 2004. The increase in the use of cash in operating activities is principally due to funding a net loss of $18.6 million. The increase in cash used to fund the net loss is primarily attributable to expenditures for our AGI-1067 compound including the ARISE clinical trial and other ongoing research and development activities. We anticipate total net cash usage in 2005 and 2006 for ARISE to be approximately $57.0 million. We anticipate net cash usage in 2005 for ARISE and our other ongoing clinical programs, as well as our other operating activities, to be in a range of $85.0 million to $89.0 million.

     Net cash used in investing activities was $77.6 million for the three months ended March 31, 2005, compared to $16.5 million for the comparable period in 2004. The increase in net cash used in investing activities during the three months ended March 31, 2005 is due to purchasing short-term, available-for-sale securities using some of the funds received from the issuance of our 1.5% convertible notes.

     Net cash provided by financing activities was $194.3 million for the three months ended March 31, 2005, and $1.3 million for the comparable period in 2004. The increase in net cash provided by financing activities in the three months ended March 31, 2005 consisted primarily of net proceeds of approximately $193.6 million from the issuance of our 1.5% convertible notes. Net cash provided by financing activities for the comparable period in 2004 consisted primarily of proceeds from the exercise of common stock options.

     In March 2002, we entered into an equipment loan facility, as modified in June 2003, with Silicon Valley Bank for up to a maximum amount of $2.5 million to be used to finance existing and new equipment purchases. At March 31, 2005, the equipment loan facility had been paid in full.

     In August 2003, we issued $100 million in aggregate principal amount of 4.5% convertible notes due 2008 through a Rule 144A private placement to qualified institutional buyers. These notes initially are convertible into our common stock at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately

$15.34 per share. Net proceeds were approximately $96.7 million. As of March 31, 2005, there was $375,000 of accrued interest related to the notes, which is due September 1, 2005.

     In January 2005, we issued $200 million in aggregate principal amount of 1.5% convertible notes due 2012 through a Rule 144A private placement to qualified institutional buyers. These notes are initially convertible into shares of our common stock at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, or approximately $25.92 per share. Interest on the 1.5% convertible notes is payable semi-annually in arrears on February 1 and August 1. Net proceeds were approximately $193.6 million. The net proceeds from the sale of the notes are being used to fund the ongoing costs of the ARISE Phase III clinical trial for AGI-1067 and other research and development activities, including clinical trials, process development and manufacturing support, and for general corporate purposes, including working capital. Pending these uses, the net proceeds have been invested in interest-bearing, investment grade securities. As of March 31, 2005, there was $658,000 of accrued interest related to these notes, which is due August 1, 2005.

     In March 2005, we committed to purchase approximately $3.5 million of commercial manufacturing equipment for AGI-1067, to be delivered in 2006. Progress payments related to this equipment will be made during the construction period.

     The following table summarizes our long-term contractual obligations as of March 31, 2005.

		Remainder of
	Total	2005	2006-2007	2008-2009	Thereafter
Contractual obligations:
Operating leases, net of sublease income	$4,862,597	$837,680	$2,652,292	$1,372,625	$—
Long-term debt	300,000,000	—	—	100,000,000	200,000,000

Total contractual obligations	$304,862,597	$837,680	$2,652,292	$101,372,625	$200,000,000

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

     The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

-	AGI-1067 and AGI-1096 may fail in clinical trials;

-	our ability to generate positive cash flow in light of our history of operating losses;

-	our inability to obtain additional financing on satisfactory terms, which could preclude us from developing or marketing our products;

-	our ability to successfully develop our other product candidates;

-	our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;

-	possible delays in our clinical trials;

-	our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates;

-	our need to comply with applicable regulatory requirements in the manufacture and distribution of our products to avoid incurring penalties that may inhibit our ability to commercialize our products;

-	our ability to protect adequately or enforce our intellectual property rights or secure rights to third party patents;

-	the ability of our competitors to develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates;

-	third parties’ failure to synthesize and manufacture our product candidates, which could delay our clinical trials or hinder our commercialization prospects;

-	our ability to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions;

-	our ability to attract, retain and motivate skilled personnel and cultivate key academic collaborations;

-	our ability to obtain an adequate level of reimbursement or acceptable prices for our products;

-	if plaintiffs bring product liability lawsuits against us, we may incur substantial financial loss or may be unable to obtain future product liability insurance at reasonable prices, if at all, either of which could diminish our ability to commercialize our future products; and

-	conversion of our $100 million principal amount, 4.5% convertible notes and our $200 million principal amount, 1.5% convertible notes will dilute the ownership interest of existing shareholders and could adversely affect the market price of our common stock.

     The foregoing list of important factors is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and is not an exhaustive list.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in U.S. interest rates. This exposure is directly related to our normal operating activities. Our cash, cash equivalents and short-term investments are invested with high quality issuers and are generally of a short-term nature. Interest rates payable on our convertible notes are fixed. As a result, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for AtheroGenics. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective.

     Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 9. Contingencies and Commitments in the Notes to Condensed Financial Statements for a full description of the pending legal proceedings, which description is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On January 12, 2005, we issued $200 million in aggregate principal amount of 1.5% convertible notes due 2012 in an exempt offering to the initial purchasers, Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., J.P. Morgan Securities Inc. and Lazard Frères & Co. LLC, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The initial purchasers then resold the notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Net proceeds to us were approximately $193.6 million, after deducting expenses and initial purchaser’s discounts and commissions of approximately $6.4 million. The notes were issued under an indenture between us and The Bank of New York Trust Company, N.A., as trustee of the Notes, dated January 12, 2005

     The 1.5% convertible notes are convertible into shares of common stock, at the option of the holder, at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, which represents a conversion price of approximately $25.92, subject to adjustment. Under certain circumstances, we may be obligated to redeem all or part of the notes prior to their maturity at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the maturity date. In addition, under certain circumstances, we may adjust the conversion rate. Interest on the 1.5% convertible notes is payable semi-annually in arrears on February 1 and August 1.

     The net proceeds from the sale of the notes are being used to fund the ongoing costs of the ARISE Phase III clinical trial for AGI-1067 and other research and development activities, including clinical trials, process development and manufacturing support, and for general corporate purposes, including working capital. Pending these uses, the net proceeds have been invested in interest-bearing, investment grade securities.

Item 6. Exhibits

Exhibits

Exhibit 10.1#	-	Summary of non-employee directors compensation and 2005 executive officers target cash incentive (as filed under Item 1.01 of Atherogenics' Form 8-K on April 29, 2005 and incorporated herein by reference).

Exhibit 31.1	-	Certifications of Chief Executive Officer under Rule 13a-14(a).

Exhibit 31.2	-	Certifications of Chief Financial Officer under Rule 13a-14(a).

Exhibit 32	-	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

     # Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHEROGENICS, INC.

Date: May 10, 2005	/s/ MARK P. COLONNESE

Mark P. Colonnese
Senior Vice President of Finance and
Administration and Chief Financial Officer