Form 10-Q
period 2005-06-30
ATHEROGENICS INC
filed 2005-07-28
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [ ]

As of July 22, 2005 there were 37,769,419 shares of the registrant's common stock outstanding.

_________________________

                                ATHEROGENICS, INC.
                                   FORM 10-Q
                                    INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Condensed Financial Statements (unaudited)

Condensed Balance Sheets
June 30, 2005 and December 31, 2004	1

Condensed Statements of Operations
Three and six months ended June 30, 2005 and 2004	2

Condensed Statements of Cash Flows
Six months ended June 30, 2005 and 2004	3

Notes to Condensed Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 6. Exhibits	14

SIGNATURES	15

i

                            PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                                ATHEROGENICS, INC.
                            CONDENSED BALANCE SHEETS
                                    (Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$92,774,728	$15,888,919
Short-term investments	126,585,833	51,035,096
Prepaid expenses	2,444,435	2,634,297
Notes receivable and other current assets	1,148,319	566,208
Total current assets	222,953,315	70,124,520

Equipment and leasehold improvements, net of
accumulated depreciation and amortization	3,418,503	1,940,011
Debt issuance costs and other assets	8,135,226	2,397,796
Total assets	$234,507,044	$74,462,327

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,715,802	$2,838,053
Accrued and other liabilities	3,482,909	2,243,515
Accrued research and development	2,075,619	4,083,894
Accrued compensation	754,556	1,239,247
Total current liabilities	10,028,886	10,404,709

Convertible notes payable and capital lease,
net of current portion	300,070,889	100,000,000

Shareholders’ deficit:
Preferred stock, no par value: Authorized - 5,000,000 shares	—	—
Common stock, no par value: Authorized - 100,000,000 shares;
issued and outstanding - 37,759,339 and 37,368,658 shares
at June 30, 2005 and December 31, 2004, respectively	176,923,000	175,713,265
Warrants	761,940	828,804
Deferred stock compensation	(123,016)	(324,607)
Accumulated deficit	(252,957,483)	(212,120,547)
Accumulated other comprehensive loss	(197,172)	(39,297)
Total shareholders’ deficit	(75,592,731)	(35,942,382)
Total liabilities and shareholders’ deficit	$234,507,044	$74,462,327

The accompanying notes are an integral part of these condensed financial statements.

                                    ATHEROGENICS, INC.
                            CONDENSED STATEMENTS OF OPERATIONS
                                        (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	19,380,868	13,836,448	35,535,938	27,847,193
General and administrative	2,231,731	1,761,507	4,052,549	3,431,609
Total operating expenses	21,612,599	15,597,955	39,588,487	31,278,802

Operating loss	(21,612,599)	(15,597,955)	(39,588,487)	(31,278,802)
Interest and other income	1,677,608	375,095	3,125,512	746,083
Interest expense	(2,270,388)	(1,302,299)	(4,373,961)	(2,595,140)
Net loss	$(22,205,379)	$(16,525,159)	$(40,836,936)	$(33,127,859)

Net loss per share -
basic and diluted	$(0.59)	$(0.45)	$(1.09)	$(0.90)

Weighted average shares
outstanding - basic and diluted	37,716,509	37,015,455	37,625,069	36,941,064

The accompanying notes are an integral part of these condensed financial statements.

                                ATHEROGENICS, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

	Six months ended
	June 30,
	2005	2004

Operating activities
Net loss	$(40,836,936)	$(33,127,859)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	459,909	668,422
Amortization of debt issuance costs	713,395	326,490
Changes in operating assets and liabilities:
Prepaid expenses	189,862	(63,581)
Notes receivable and other assets	(599,913)	59,652
Accounts payable	174,715	(414,797)
Accrued research and development	(2,008,275)	(335,137)
Accrued compensation and other liabilities	909,214	(252,238)
Net cash used in operating activities	(40,998,029)	(33,139,048)

Investing activities
Purchases of short-term investments	(118,573,432)	(48,912,824)
Sales and maturities of short-term investments	42,864,820	52,550,325
Purchases of equipment and leasehold improvements	(1,153,735)	(106,930)
Net cash (used in) provided by investing activities	(76,862,347)	3,530,571

Financing activities
Proceeds from the issuance of 1.5% convertible notes	193,566,977	—
Proceeds from the exercise of common stock options	1,262,830	1,681,401
Payments on equipment loan facility	(83,622)	(235,127)
Net cash provided by financing activities	194,746,185	1,446,274

Increase (decrease) in cash and cash equivalents	76,885,809	(28,162,203)
Cash and cash equivalents at beginning of period	15,888,919	53,058,249
Cash and cash equivalents at end of period	$92,774,728	$24,896,046

Supplemental disclosures
Interest paid	$2,252,233	$2,417,829

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

The interim results should be read in conjunction with the financial statements and notes thereto included in AtheroGenics' Annual Report on Form 10-K for the year ended December 31, 2004, as amended by Amendment No. 1 filed on April 6, 2005 and Amendment No. 2 filed on May 6, 2005 (the “Form 10-K”). Shareholders are encouraged to review the Form 10-K for a broader discussion of the opportunities and risks inherent in AtheroGenics' business. Copies of the Form 10-K are available on request.

3. Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), which revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires that companies recognize compensation expense associated with stock option grants and other equity instruments to employees in the financial statements and is effective as of January 1, 2006. SFAS 123(R) applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. AtheroGenics is evaluating the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used. AtheroGenics expects to adopt SFAS 123(R) on January 1, 2006 and that the adoption will have a material impact on its results of operations and net loss per share.

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

5. Stock-Based Compensation

AtheroGenics has elected to follow APB 25 in accounting for its stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under SFAS 123, as SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. AtheroGenics accounts for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”), an amendment to SFAS 123, requires disclosure in the summary of significant accounting policies of the effects of the fair value of stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements.

The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all outstanding and unvested options in each period, based on the provisions of SFAS 123 and SFAS 148.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss, as reported	$(22,205,379)	$(16,525,159)	$(40,836,936)	$(33,127,859)
Add: Stock based employee
compensation expense included
in reported net loss	—	13,372	—	25,407
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards	(2,247,990)	(1,528,996)	(4,658,715)	(2,719,625)

Pro forma net loss	$(24,453,369)	$(18,040,783)	$(45,495,651)	$(35,822,077)
Net loss per share:
Basic and diluted, as reported	$(0.59)	$(0.45)	$(1.09)	$(0.90)
Basic and diluted, pro forma	$(0.65)	$(0.49)	$(1.21)	$(0.97)

6. Convertible Notes Payable

In August 2003, AtheroGenics issued $100.0 million in aggregate principal amount of 4.5% convertible notes due September 1, 2008 with interest payable semi-annually in March and September. Net proceeds to AtheroGenics were approximately $96.7 million, after deducting expenses and underwriter’s discounts and commissions. The issuance costs related to the notes are recorded as debt issuance costs and other assets and are being amortized to interest expense over the five-year life of the notes.

The 4.5% convertible notes may be converted at the option of the holder into shares of AtheroGenics’ common stock prior to the close of business on September 1, 2008 at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, representing a conversion price of approximately $15.34, subject to adjustment. Under certain circumstances, AtheroGenics may be obligated to redeem all or part of the 4.5% convertible notes prior to their maturity at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the maturity date. As of June 30, 2005, accrued and other liabilities included approximately $1.5 million of accrued interest related to the 4.5% convertible notes, which is due September 1, 2005.

On January 12, 2005, AtheroGenics issued $200.0 million in aggregate principal amount of 1.5% convertible notes due February 1, 2012 with interest payable semi-annually in February and August. Net proceeds to AtheroGenics were approximately $193.6 million, after deducting expenses and underwriter’s discounts and commissions. The issuance costs related to the notes are recorded as debt issuance costs and other assets and are being amortized to interest expense over the seven-year life of the notes.

The 1.5% convertible notes are convertible into shares of common stock, at the option of the holder, at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, which represents a conversion price of approximately $25.92, subject to adjustment. Under certain circumstances, AtheroGenics may be obligated to redeem all or part of the 1.5% convertible notes prior to their maturity at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the maturity date. In addition, under certain circumstances, AtheroGenics may adjust the conversion rate. As of June 30, 2005, accrued and other liabilities included approximately $1.4 million of accrued interest related to the 1.5% convertible notes, which is due August 1, 2005.

AtheroGenics has reserved a total of 14,234,953 shares of common stock for future issuance in connection with the 4.5% convertible notes and the 1.5% convertible notes.

7. Bank Credit Agreements

In March 2002, AtheroGenics entered into an equipment loan facility with Silicon Valley Bank for up to a maximum amount of $2.5 million to be used to finance existing and new equipment purchases. As of March 31, 2005, the equipment loan facility had been paid in full. In connection with the equipment loan facility, AtheroGenics had granted to Silicon Valley Bank a negative pledge on its intellectual property. This negative pledge was terminated with repayment in full of the equipment loan facility.

8. Reclassifications

In order to present auction rate securities with short-term interest auction features as short-term investments in accordance with SFAS No. 95, Statement of Cash Flows and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities for the six months ended June 30, 2004, $15.4 million was reclassified from cash and cash equivalents to short-term investments. This reclassification was to properly state cash and cash equivalents and had no effect on previously reported net loss or shareholders’ deficit. The effect of the reclassification on cash flow was to increase cash used in investing activities by $15.4 million for the six months ended June 30, 2004.

9. Commitments and Contingencies

Except as set forth below, AtheroGenics' commitments and contingencies have not changed significantly from those previously discussed in its Form 10-K.

Purported securities class action lawsuits were filed against AtheroGenics and some of its executive officers and directors in the United States District Court for the Southern District of New York on January 5, 2005 and February 8, 2005 (the "SDNY Actions") and in the United States District Court for the Northern District of Georgia, Atlanta division on January 7, 2005, January 10, 2005, January 11, 2005 and January 25, 2005 (the "NDGA Actions"). Plaintiffs filed separate motions to consolidate these lawsuits in both the Southern District of New York and the Northern District of Georgia on March 7, 2005.  In addition, three class members simultaneously moved for appointment as lead plaintiffs in both districts on March 7, 2005. On April 18, 2005, the Honorable Richard J. Holowell ordered the SDNY Actions consolidated under the caption "In re Atherogenics Securities Litigation" (the “SDNY Action”) and appointed lead plaintiff and co-lead counsel.  On July 5, 2005, AtheroGenics filed a motion to transfer the SDNY Action to the Northern District of Georgia. On July 14, 2005, the plaintiffs voluntarily dismissed the NDGA Actions. The SDNY Action and the defendants’ motion to transfer that action to Georgia are still pending. The allegations in these lawsuits relate to AtheroGenics’ disclosures regarding the results of the CART-2 clinical trial for AGI-1067. The complaint seeks unspecified damages on behalf of a purported class of purchasers of AtheroGenics’ securities during the period after these disclosures were made in September 2004 to December 31, 2004. AtheroGenics believes that it has meritorious defenses to the plaintiffs’ allegations and intends to defend this matter vigorously.

In March 2005, AtheroGenics committed to purchase approximately $3.5 million of commercial manufacturing equipment for AGI-1067, to be delivered in 2006. As of June 30, 2005, AtheroGenics has recorded $1.1 million related to the purchase of this equipment.

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

Based on the results of an End of Phase II meeting with the U.S. Food and Drug Administration, or FDA, we developed a pivotal Phase III clinical trial protocol to evaluate AGI-1067 for the treatment of atherosclerosis. The Phase III protocol received a Special Protocol Assessment from the FDA in March 2003. A Special Protocol Assessment is written confirmation from the FDA that the protocol is adequately designed to support a New Drug Application for the drug in the specified treatment area.

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

We originally planned to enroll in ARISE 4,000 patients who would be followed for an average of 18 months or until a minimum of 1,160 primary events, or outcome measures, had occurred. In February 2005, we announced that the FDA approved our proposed amendment to the ARISE Phase III clinical trial protocol. The changes to the ARISE protocol are intended to enhance the trial as well as to accelerate its pace without affecting the Special Protocol Assessment with the FDA. The changes approved by the FDA include our plan to increase the number of patients in the study to a target of 6,000, eliminate the minimum 12-month follow-up period for patients and decrease the minimum number of primary events to approximately 990. In July 2005, we closed patient recruitment for ARISE and have reached our 6,000-patient target. We expect to complete enrollment with approximately 6,100 patients in the study. We expect to complete the ARISE trial by approximately the end of the first quarter of 2006, although the actual end of the trial will be determined by the accumulation of requisite primary events. We plan to file a New Drug Application with the FDA as soon as possible after we complete the trial and analyze the results.

Our second v-protectant® candidate, AGI-1096, is a novel antioxidant and selective anti-inflammatory agent which is being developed to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection. AGI-1096 inhibits the expression of certain inflammatory proteins, including VCAM-1, in endothelial cells lining the inside surfaces of blood vessel walls. We have completed a Phase I clinical trial of AGI-1096 in healthy volunteers that demonstrated AGI-1096 was well-tolerated over the escalating single oral doses studied. Adverse events were generally mild and not considered clinically significant. Subjects reached targeted blood levels for AGI-1096 that were equivalent to those seen in successful preclinical models of organ transplant rejection. In 2004, we announced a collaboration with Astellas Pharma Inc. (formerly Fujisawa Pharmaceutical Co., Ltd.) to conduct preclinical and early-stage clinical trials, with Astellas funding all development costs during the term of the initial agreement. Astellas will also receive an option to negotiate for late stage development and commercial right to AGI-1096. In March 2005, we extended the collaboration with Astellas until September 30, 2005 to conduct additional studies.

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

The following table provides information regarding our research and development expenses for our major product candidates:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Direct external costs:
AGI-1067	$15,018,838	$8,082,706	$27,993,582	$16,031,978
AGIX-4207*	6,064	761,481	27,959	2,836,809
AGI-1096	—	41,861	—	44,861
Unallocated costs and other programs	4,355,966	4,950,400	7,514,397	8,933,545
Total research and development	$19,380,868	$13,836,448	$35,535,938	$27,847,193

* In 2004, we discontinued clinical development of AGIX-4207.

From inception, we have devoted the large majority of our research and development efforts and financial resources to support the development of the AGI-1067 product candidate. Spending for the AGI-1096 program in both periods presented was funded by our collaborative development partner, Astellas.

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

We have not received any commercial revenues from product sales. We expect to incur significant losses in most years prior to deriving any product revenue as we continue to increase research and development costs. We have incurred significant losses since we began operations in 1994 and as of June 30, 2005, we had an accumulated deficit of $253.0 million. We cannot assure you that we will become profitable. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. Our ability to achieve profitability depends upon a variety of factors, including our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances, and to manufacture and market our future products.

CRITICAL ACCOUNTING POLICIES

AtheroGenics considers certain accounting policies related to use of estimates, research and development accruals and stock-based compensation to be critical policies. There have been no material changes in the critical accounting policies from what was previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three and Six Month Periods Ended June 30, 2005 and 2004

Revenues

    There were no revenues during the three and six months ended June 30, 2005 and 2004.

Expenses

Research and Development. Research and development expenses increased 40% to $19.4 million for the three months ended June 30, 2005 from $13.8 million for the comparable period in 2004, and 28% to $35.5 million for the six months ended June 30, 2005 from $27.8 million in the comparable period in 2004. The increase in research and development expenses for the three and six months ended June 30, 2005 was primarily due to clinical trial expenditures related to AGI-1067, principally the ARISE clinical trial, partially offset by reduced spending in the completed CART-2 clinical trial and the discontinued AGIX-4207 program.

General and Administrative. General and administrative expenses increased 27% to $2.2 million for the three months ended June 30, 2005 from $1.8 million for the comparable period in 2004, and 18% to $4.1 million for the six months ended June 30, 2005 from $3.4 million in the comparable period in 2004. The increase in general and administrative expenses for the three and six months ended June 30, 2005 was primarily due to market development and pre-commercialization costs associated with AGI-1067, higher compensation costs and legal fees.

Interest and Other Income

Interest income was $1.7 million and $375,095 for the three months ended June 30, 2005 and 2004, respectively, and $3.1 million and $746,083 for the six months ended June 30, 2005 and 2004, respectively. The increase in interest income in the three and six months ended June 30, 2005 is due to interest earned on the funds received from our $200.0 million convertible debt offering in January 2005 and higher interest rates.

Interest Expense

Interest expense was $2.3 million and $1.3 million for the three months ended June 30, 2005 and 2004, respectively, and $4.4 million and $2.6 million for the six months ended June 30, 2005 and 2004, respectively. The increase in interest expense for the three and six months ended June 30, 2005 is due to our $200.0 million convertible debt offering in January 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through sales of equity securities and convertible notes. At June 30, 2005, we had cash, cash equivalents and short-term investments of $219.4 million, compared to $66.9 million at December 31, 2004. Working capital at June 30, 2005 was $212.9 million, compared to $59.7 million at December 31, 2004. The increase in cash, cash equivalents, short-term investments and working capital is primarily due to the issuance of our 1.5% convertible notes in January 2005 that raised net proceeds of approximately $193.6 million, partially offset by the use of funds for operating purposes and capital equipment purchases.

Net cash used in operating activities was $41.1 million for the six months ended June 30, 2005, compared to $33.1 million for the comparable period in 2004. The increase in the use of cash in operating activities is principally due to funding a net loss of $40.8 million. The increase in cash used to fund the net loss is primarily attributable to expenditures for our AGI-1067 compound including the ARISE clinical trial and other ongoing research and development activities. We anticipate net cash usage in 2005 and 2006 for ARISE to be an aggregate of approximately $57.0 million. We anticipate total net cash usage in 2005 for ARISE and our other ongoing clinical programs, as well as our other operating activities, to be in a range of $85.0 million to $89.0 million.

Net cash used in investing activities was $76.9 million for the six months ended June 30, 2005, compared to $3.5 million provided by investing activities for the comparable period in 2004. The increase in net cash used in investing activities during the six months ended June 30, 2005 is due to purchasing short-term, available-for-sale securities using a portion of the funds received from the issuance of our 1.5% convertible notes. The net cash provided by investing activities in the six months ended June 30, 2004 was primarily due to sales of short-term investments.

Net cash provided by financing activities was $194.9 million for the six months ended June 30, 2005, and $1.4 million for the comparable period in 2004. The increase in net cash provided by financing activities in the six months ended June 30, 2005 consisted primarily of net proceeds of approximately $193.6 million from the issuance of our 1.5% convertible notes. Net cash provided by financing activities for the comparable period in 2004 consisted primarily of proceeds from the exercise of common stock options.

In March 2002, we entered into an equipment loan facility, as modified in June 2003, with Silicon Valley Bank for up to a maximum amount of $2.5 million to be used to finance existing and new equipment purchases. In March 2005, the equipment loan facility had been paid in full.

In August 2003, we issued $100 million in aggregate principal amount of 4.5% convertible notes due 2008 through a Rule 144A private placement to qualified institutional buyers. These notes initially are convertible into our common stock at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately $15.34 per share. Net proceeds were approximately $96.7 million. As of June 30, 2005, there was $1.5 million of accrued interest related to the notes, which is due September 1, 2005.

In January 2005, we issued $200 million in aggregate principal amount of 1.5% convertible notes due 2012 through a Rule 144A private placement to qualified institutional buyers. These notes are initially convertible into shares of our common stock at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, or approximately $25.92 per share. Interest on the 1.5% convertible notes is payable semi-annually in arrears on February 1 and August 1. Net proceeds were approximately $193.6 million. The net proceeds from the sale of the notes are being used to fund the ongoing costs of the ARISE Phase III clinical trial for AGI-1067 and other research and development activities, including clinical trials, process development and manufacturing support, and for general corporate purposes, including working capital. Pending these uses, the net proceeds have been invested in interest-bearing, investment grade securities. As of June 30, 2005, there was $1.4 million of accrued interest related to these notes, which is due August 1, 2005.

In March 2005, we committed to purchase approximately $3.5 million of commercial manufacturing equipment for AGI-1067, to be delivered in 2006. As of June 30, 2005, we have recorded $1.1 million related to the purchase of this equipment.

The following table summarizes our long-term contractual obligations as of June 30, 2005.

	Total	Remainder of 2005	2006-2007	2008-2009	Thereafter
Contractual obligations:
Operating leases, net of sublease income	$4,582,048	$557,131	$2,652,292	$1,372,625	$—
Long-term debt	300,103,877	16,297	69,219	100,018,361	200,000,000

Total contractual obligations	$304,685,925	$573,428	$2,721,511	$101,390,986	$200,000,000

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and short-term investments will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

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

The foregoing list of important factors is discussed in more detail in our Annual Report on Form 10-K and is not an exhaustive list.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9. Commitments and Contingencies in the Notes to Condensed Financial Statements for a description of the pending legal proceedings, which description is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 27, 2005. At the annual meeting, the shareholders of AtheroGenics (1) elected two Class II directors to serve until the 2008 Annual Meeting of Shareholders and (2) ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005.

We had 37,667,946 shares of common stock outstanding as of March 1, 2005, the record date of the annual meeting. At the annual meeting, we had 30,981,922 shares of common stock present in person or represented by proxy for the two proposals indicated above. The following sets forth detailed information regarding the results of the voting at the annual meeting.

Proposal 1. Election of two Class II directors

Name of Nominee	No. of Votes For	No. of Votes Withheld

R. Wayne Alexander	26,706,948	4,274,974
William A. Scott	30,320,971	660,951

Proposal 2. Ratification of the appointment of independent registered public accounting firm

No. of Votes For	No. of Votes Against	Abstention

30,956,489	22,557	2,876

Item 6. Exhibits

Exhibits

Exhibit 10.1#	-
Transition Agreement dated July 20, 2005 between AtheroGenics, Inc. and Martin A. Wasserman (filed as Exhibit 10.1 to AtheroGenics’ Current Report on Form 8-K on July 22, 2005 and incorporated herein by reference).

Exhibit 10.2#	-
Employment Agreement dated May 31, 2005 between AtheroGenics, Inc. and Joseph M. Gaynor, Jr. (filed as Exhibit 10.1 to AtheroGenics’ Current Report on Form 8-K on July 7, 2005 and incorporated herein by reference).

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

ATHEROGENICS, INC.

Date: July 28, 2005	/s/MARK P. COLONNESE
Mark P. Colonnese
Senior Vice President of Finance and
Administration and Chief Financial Officer