Form 10-K
period 2005-12-31
ATHEROGENICS INC
filed 2006-03-10
CIK 1107601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, No Par Value
Common Stock Purchase Rights

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes ☐         No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐                            Accelerated filer ☑                            Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
      The aggregate market value of shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price of $15.98 as reported on the Nasdaq National Market as of the last business day of AtheroGenics’ most recently completed second fiscal quarter (June 30, 2005), was approximately $168,471,419. AtheroGenics has no nonvoting common equity.
      The number of shares outstanding of the registrant’s common stock, as of March 3, 2006: 39,359,181.
Documents Incorporated by Reference:
      Portions of the proxy statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2006 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

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
      AGI-1067 is our v-protectant® candidate that is most advanced in clinical development. AGI-1067 is designed to benefit patients with coronary heart disease (“CHD”), which is atherosclerosis of the blood vessels of the heart. Atherosclerosis is a common disease that results from inflammation and the buildup of plaque in arterial blood vessel walls. Nearly 13 million people in the United States currently have diagnosed CHD. There are no medications available for physicians to directly treat the underlying chronic inflammation associated with CHD. Instead, physicians treat risk factors, such as high cholesterol and high blood pressure, to slow the progression of the disease. The anti-inflammatory mechanism of AGI-1067 represents a novel, direct therapeutic approach that may be suitable as a chronic treatment for all patients with CHD, including those without traditional risk factors.
      In 2004, we completed a Phase IIb clinical trial called CART-2, a 465-patient study that examined the effect of 12 months of AGI-1067 therapy on atherosclerosis and post-angioplasty Restenosis, which is the re-narrowing of the arteries following angioplasty. Two leading cardiac intravascular ultrasound laboratories independently analyzed the final data from CART-2. The primary endpoint of the trial was a change in coronary atherosclerosis, measured as total plaque volume after a 12-month treatment period compared to baseline values. Combined results of the final analysis from the two laboratories, which were based on an evaluation of intravascular ultrasounds from approximately 230 patients in the study, indicate that AGI-1067 reduced plaque volume by an average of 2.3%, which was statistically significant. Results from the patient group receiving both placebo and “standard of care” indicated a plaque volume measure that was not statistically different from baseline. While the plaque regression observed in the AGI-1067 group exceeded that observed in the standard of care group numerically, the difference did not reach statistical significance, although a trend towards significance was seen in one laboratory’s analysis. An important analysis from the trial, change in plaque volume in the most severely diseased subsegment, showed statistically significant regression from baseline by an average of 4.8%. The results also demonstrated a significant reduction in myeloperoxidase, an inflammatory biomarker that correlates with future cardiovascular events. Overall adverse event rates were similar in the AGI-1067 and standard of care groups, and AGI-1067 was generally well tolerated.
      Based on the results of an End of Phase II meeting with the U.S. Food and Drug Administration (“FDA”), we developed a pivotal Phase III clinical trial protocol to evaluate AGI-1067 for the treatment of atherosclerosis. The Phase III protocol has received a Special Protocol Assessment from the FDA in 2003. A Special Protocol Assessment is written confirmation from the FDA that the protocol is adequately designed to support a New Drug Application (“NDA”) for the drug in the specified treatment area.
      In 2003, we initiated the pivotal Phase III trial Aggressive Reduction of Inflammation Stops Events (“ARISE”), which is being conducted in cardiac centers in the United States, Canada, the United Kingdom and South Africa. ARISE will evaluate the impact of AGI-1067 on important outcome measures such as death due to coronary disease, myocardial infarction, stroke, coronary re-vascularization and unstable angina in patients who have CHD. The study will assess the incremental benefits of AGI-1067 versus the current standard of care therapies in this patient population. As such, all patients in the trial, including those on placebo, will be receiving other appropriate heart disease medications, including statins and other cholesterol-lowering therapies, high blood pressure medications and anti-clotting agents.

      We originally planned to enroll in ARISE 4,000 patients who would be followed for an average of 18 months or until a minimum of 1,160 primary events, or outcome measures, had occurred. In February 2005, we announced that the FDA approved our proposed amendment to the ARISE Phase III clinical trial protocol. The changes to the ARISE clinical trial protocol were intended to enhance the trial as well as to accelerate its pace without affecting the Special Protocol Assessment with the FDA. The changes approved by the FDA included our plan to increase the number of patients in the study to 6,000, eliminate the minimum 12 month follow-up period for patients and decrease the minimum number of primary events to 990. We have completed patient enrollment with a total of 6,127 patients in the study. The revised target number of events will continue to yield greater than 95 percent statistical power to detect a 20 percent difference in clinical events between the study arms. We expect to complete the ARISE trial in the second half of 2006 and then plan to file an NDA with the FDA in early 2007.
      In December 2005, as discussed below, we announced a license and collaboration agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement we received an upfront license fee of $50 million and, subject to the achievement of specific milestones including a successful outcome in ARISE, we will be eligible for development and regulatory milestones of up to an aggregate of $300 million. The agreement also provides for progressively demanding sales performance related milestones of up to an additional $650 million in the aggregate. In addition, we will also receive royalties on product sales. AstraZeneca has the right to terminate the license and collaboration agreement at specified periods as further described in “Collaborations” below.
      In October 2005, we entered into a commercial supply agreement with The Dow Chemical Company (“Dow”), a multinational pharmaceutical chemical manufacturing company, for the manufacture of the bulk active ingredient of AGI-1067. The agreement also provides for the manufacture of Probucol USP, the starting material used in the manufacturing process of AGI-1067. Under our joint license and collaboration agreement with AstraZeneca, the manufacturing agreement with Dow will be assigned to AstraZeneca which is responsible for supplying all of the manufacturing, packaging and labeling.
      AGI-1096, our second v-protectant® candidate, is a novel antioxidant and selective anti-inflammatory agent that is being developed to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection. We are working with Astellas Pharma Inc. (“Astellas”) (formerly known as Fujisawa Pharmaceutical Co. Ltd.) to further develop AGI-1096 in preclinical and early-stage clinical trials. In a Phase I clinical trial investigating the safety and tolerability of oral AGI-1096 in combination with Astellas’ tacrolimus (Prograf®) conducted in healthy volunteers, results indicated that regimens of AGI-1096 administered alone, and concomitant with tacrolimus, were generally well-tolerated, and there were no serious adverse events associated with either regimen during the course of the study. AGI-1096 has also demonstrated pharmacological activity in certain preclinical studies that were conducted as part of the ongoing collaboration. In February 2006, we announced the extension of our collaboration with Astellas to conduct preclinical and early-stage clinical trials, with Astellas funding all development costs during the term of the agreement. Astellas will also retain the exclusive option to negotiate for late stage development and commercial rights to AGI-1096.
      We have also identified additional potential v-protectant® candidates to treat other chronic inflammatory diseases, including asthma. We are evaluating these v-protectants® to determine lead drug candidates for clinical development. We plan to develop these compounds rapidly and may seek regulatory fast track status, if available, to expedite development and commercialization. We plan to continue to expand upon our drug discovery efforts and new compounds using functional genomics to identify novel therapeutic gene targets. Functional genomics is the process by which one uses scientific models and techniques to discover and modify genes, measure the consequences of the modifications, and reliably determine the function of those genes.

Business Strategy
      Our objective is to become a leading pharmaceutical company focused on discovering, developing and commercializing novel drugs for the treatment of chronic inflammatory diseases. The key elements of our strategy include the following:

•	Continue aggressive development program for AGI-1067. We intend to rapidly develop AGI-1067 for the treatment and prevention of atherosclerosis in patients with CHD.

•	Extend our v-protectant® technology platform into additional therapeutic areas that address unmet medical needs. We believe that our v-protectants® have the potential for treating a wide variety of other chronic inflammatory diseases. These indications include chronic organ transplant rejection, rheumatoid arthritis, asthma and other diseases. We have completed two Phase I clinical trials with positive results for AGI-1096, a v-protectant® developed for the prevention of chronic organ transplant rejection.

•	Expand our clinical product candidate portfolio. In addition to our existing discovery programs, we intend to acquire rights to other product candidates and technologies that complement our existing product candidate lines or that enable us to capitalize on our scientific and clinical development expertise. We plan to expand our product candidate portfolio by in-licensing or acquiring product candidates, technologies or companies.

•	Commercialize our products. We plan to collaborate with large pharmaceutical companies to commercialize products that we develop to target patient or physician populations in broad markets. For example, we have entered into a license and collaboration agreement with AstraZeneca to commercialize AGI-1067 due to its applicability to broad commercial markets.
Additionally, we plan to develop a sales force to commercialize those of our other products that we develop to target appropriate patient or physician populations in narrow markets. For example, we plan to establish a 125-person sales force to co-promote AGI-1067 to a narrow segment of specialist physicians.
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
      The inflammatory response can be either acute or chronic. Acute inflammation lasts at most only a few days. The treatment of acute inflammation, where therapy includes the administration of aspirin and other non-steroidal anti-inflammatory agents, provides relief of pain and fever for patients. In contrast, chronic inflammation lasts weeks, months or even indefinitely and causes tissue damage. In chronic inflammation, the inflammation becomes the problem rather than the solution to infection, injury or disease. Chronically inflamed tissues continue to generate signals that attract white blood cells from the bloodstream. When white blood cells migrate from the bloodstream into the tissue they amplify the inflammatory response. This chronic inflammatory response can break down healthy tissue in a misdirected attempt at repair and healing. Diseases characterized by chronic inflammation include, among others:

•	atherosclerosis, including CHD;

•	organ transplant rejection;

•	rheumatoid arthritis; and

•	asthma.

      Atherosclerosis is a common cardiovascular disease that results from inflammation and the buildup of plaque in arterial blood vessel walls. Plaque consists of inflammatory cells, cholesterol and cellular debris. Atherosclerosis, depending on the location of the artery it affects, may result in a heart attack or stroke.
      Atherosclerosis of the blood vessels of the heart is called coronary artery disease or heart disease. It is the leading cause of death in the United States, claiming more lives each year than all forms of cancer combined. Recent estimates suggest that over 13 million Americans are diagnosed with some form of atherosclerosis. When atherosclerosis becomes severe enough to cause complications, physicians must treat the complications themselves, including angina, heart attack, abnormal heart rhythms, heart failure, kidney failure, stroke, or obstructed peripheral arteries. Many of the patients with established atherosclerosis are treated aggressively for their associated risk factors, as with statins, which have been repeatedly shown to slow the progression of atherosclerosis and prevent future adverse events such as heart attack, stroke and death. Other risk factors associated with atherosclerosis include elevated triglyceride levels, high blood pressure, smoking, diabetes, obesity and physical inactivity. Many atherosclerosis patients also experience symptoms of angina and/or a history of acute coronary syndromes, such as myocardial infarctions and unstable angina. In addition, most of these patients have high cholesterol, and as a result, the current treatment focuses primarily on cholesterol reduction. Additionally, these patients are routinely treated with anti-hypertensives and anti-platelet drugs to help prevent the formation of blood clots. There are currently no medications available for physicians to treat directly the underlying chronic inflammation of atherosclerosis.
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
      Rheumatoid arthritis is a common form of arthritis that is characterized by inflammation of the membrane lining the joint, which causes pain, stiffness, warmth, redness and swelling. The inflamed joint lining, the synovium, can invade and damage bone and cartilage. Inflammatory cells release enzymes that may digest bone and cartilage. The involved joint can lose its shape and alignment, resulting in pain and loss of movement. When the immune system works properly, it is the body’s defense against bacteria, viruses and other foreign cells. In an immune disorder like rheumatoid arthritis, the immune system works improperly and attacks the body’s own joints and other organs. In rheumatoid arthritis, white blood cells move from the bloodstream into the joint tissues. Fluid containing inflamed cells accumulates in the joint. The white cells in the joint tissue and fluid produce many substances, including enzymes, antibodies and other molecules, that attack the joint and can cause damage. In the United States, approximately 2.1 million people have rheumatoid arthritis. The cause of rheumatoid arthritis is not yet known, and the disease differs from person to person. Anyone can get rheumatoid arthritis, including children and the elderly. However, the disease usually begins in the young- to middle-adult years. Among people with rheumatoid arthritis, women outnumber men three-to-one. The disease occurs in all ethnic groups and in all parts of the world.

      Current treatment methods for rheumatoid arthritis focus on relieving pain, reducing inflammation, stopping or slowing joint damage, and improving patient function and well-being, and include non-steroidal anti-inflammatory drugs, corticosteroids and drugs designed to slow the progression of disease, termed disease modifying anti-rheumatic drugs, or DMARDs. DMARDs can cause serious side effects, and include drugs that were originally designed to treat cancer, such as methotrexate. Modern treatments with DMARDs developed by other companies, Enbrel® (etanercept) and Remicade®(infliximab), have substantially improved the quality of life for people with rheumatoid arthritis. These drugs prove that blocking the activity of tumor necrosis factor, a molecule that stimulates a broad range of cellular activities implicated in the inflammation process, improves rheumatoid arthritis. However, both of these drugs must be injected and both increase the risk of severe infection.
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
V-Protectant® Technology
      We have developed a proprietary v-protectant® technology platform for the treatment of chronic inflammatory diseases. This platform is based on the work of our scientific co-founders R. Wayne Alexander, M.D., Ph.D. and Russell M. Medford, M.D., Ph.D. In 1993, Drs. Alexander and Medford discovered a novel mechanism within arterial blood vessel walls that could control the excessive accumulation of white blood cells without affecting the body’s ability to fight infection. V-protectant® technology exploits the observation that the endothelial cells that line the interior wall of the blood vessel play an active role in recruiting white blood cells from the blood to the site of chronic inflammation. V-protectants® are drugs that block harmful effects of oxygen and other similar molecules, collectively called oxidants. Scientists have known for some time that some oxidants can damage cells, but have more recently determined that these same oxidants may also act as signals to modify gene activity inside cells. This change in gene activity leads to the production of proteins that initiate or maintain inflammation. The protein products of these cells, including an adhesion molecule, called VCAM-1, attract white blood cells to the site of chronic inflammation. We believe that an excess number of VCAM-1 molecules on the surface of cells is a disease state. We also believe that AGI-1067 and other v-protectants® can act as antioxidants and can block the specific type of inflammation caused by oxidants acting as signals. We believe that v-protectants® will provide this anti-inflammatory benefit without undermining the body’s ability to protect itself against infection.

Products
      The table below summarizes our therapeutic programs, their target indication or disease and their development status.

Therapeutic Program	Disease/Indication	Development Status

V-PROTECTANTS®
AGI-1067	Atherosclerosis	Phase III clinical trial
AGI-1096	Transplant rejection	Phase I clinical trial
AGI Series	Chronic asthma	Research
Rheumatoid arthritis

MEKK TECHNOLOGY PLATFORM	Inflammatory diseases	Research

      We have established therapeutic programs for product development using lead candidates we select from among our compound libraries. These programs seek to exploit the value of the products early and to expand their use broadly. We continue to test compounds to identify back-up and second-generation product candidates. We are also pursuing other novel discovery targets in chronic inflammation.

AGI-1067
      AGI-1067 is our v-protectant® candidate that is most advanced in clinical development. AGI-1067 is designed to benefit patients with CHD, which is atherosclerosis of the blood vessels of the heart. Atherosclerosis is a common disease that results from inflammation and the buildup of plaque in arterial blood vessel walls. Nearly 13 million people in the United States currently have diagnosed CHD. There are no medications available for physicians to treat directly the underlying chronic inflammation associated with CHD. Instead, physicians treat risk factors, such as high cholesterol and high blood pressure, to slow the progression of the disease. The anti-inflammatory mechanism of AGI-1067 represents a novel, direct therapeutic approach that may be suitable as a chronic treatment for all patients with CHD, including those without traditional risk factors.
      We completed a 305-patient Phase II clinical trial of AGI-1067 called Canadian Antioxidant Restenosis Trial (“CART-1”) in May 2001. Results from the trial showed that the study met its primary endpoint, which was improvement in the size of the luminal area, or coronary artery opening, as measured by intravascular ultrasound six months after angioplasty, with statistical significance. CART-1 data also showed that after only six weeks of therapy, there was an apparent anti-atherosclerotic effect in blood vessels adjacent to the angioplasty site, but not involved in the angioplasty. In the trial, AGI-1067 was well tolerated, with no increase in serious adverse events versus placebo.
      In 2004, we completed a Phase IIb clinical trial called CART-2, a 465-patient study that examined the effect of 12 months of AGI-1067 therapy on atherosclerosis and post-angioplasty restenosis. Two leading cardiac intravascular ultrasound laboratories independently analyzed the final data from CART-2. The primary endpoint of the trial was a change in coronary atherosclerosis, measured as total plaque volume after a 12-month treatment period compared to baseline values. Combined results of the final analysis from the two laboratories, which were based on an evaluation of intravascular ultrasounds from approximately 230 patients in the study, indicate that AGI-1067 reduced plaque volume by an average of 2.3%, which was statistically significant. Results from the patient group receiving both placebo and “standard of care” indicated a plaque volume measure that was not statistically different from baseline. While the plaque regression observed in the AGI-1067 group exceeded that observed in the standard of care group numerically, the difference did not reach statistical significance, although a trend towards significance was seen in one laboratory’s analysis. An important analysis from the trial, change in plaque volume in the most severely diseased subsegment, showed statistically significant regression from baseline by an average of 4.8%. The results also demonstrated a significant reduction in myeloperoxidase, an inflammatory biomarker that correlates with future cardiovascular events. Overall adverse event rates were similar in the AGI-1067 and standard of care groups, and AGI-1067 was generally well tolerated.

      Based on the results of an end of Phase II meeting with the FDA, we developed a pivotal Phase III clinical trial protocol to evaluate AGI-1067 for the treatment of atherosclerosis. The Phase III protocol received a special protocol assessment from the FDA in 2003. A special protocol assessment is written confirmation from the FDA that the protocol is adequately designed to support an NDA for the drug in the specified treatment area.
      In 2003, we initiated the pivotal Phase III trial, called ARISE, which is being conducted in cardiac centers in the United States, Canada, the United Kingdom and South Africa. ARISE will evaluate the impact of AGI-1067 on important outcome measures such as death due to coronary disease, myocardial infarction, stroke, coronary re-vascularization and unstable angina in patients who have CHD. The study will assess the incremental benefits of AGI-1067 versus the current standard of care therapies in this patient population. As such, all patients in the trial, including those on placebo, will be receiving other appropriate heart disease medications, including statins and other cholesterol-lowering therapies, high blood pressure medications and anti-clotting agents.
      We originally planned to enroll in ARISE 4,000 patients who would be followed for an average of 18 months or until a minimum of 1,160 primary events, or outcome measures, had occurred. In February 2005, we announced that the FDA approved our proposed amendment to the ARISE Phase III clinical trial protocol. The changes to the ARISE protocol were intended to enhance the trial as well as to accelerate its pace without affecting the Special Protocol Assessment with the FDA. The changes approved by the FDA included our plan to increase the number of patients in the study to 6,000, eliminate the minimum 12 month follow-up period for patients and decrease the minimum number of primary events to 990. We have completed patient enrollment with a total of 6,127 patients in the study. The revised target number of events will continue to yield greater than 95 percent statistical power to detect a 20 percent difference in clinical events between the study arms. We expect to complete the ARISE trial in the second half of 2006 and then plan to file an NDA with the FDA in early 2007.
      In December 2005, we announced a license and collaboration agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement, we received an upfront license fee of $50 million and, subject to the achievement of specific milestones including a successful outcome in ARISE, we will be eligible for development and regulatory milestones of up to an aggregate of $300 million. The agreement also provides for progressively demanding sales performance related milestones of up to an additional $650 million in the aggregate. In addition, we will also receive royalties on product sales. AstraZeneca has the right to terminate the license and collaboration agreement at specified periods as further described in “Collaborations” below.
      In October 2005, we entered into a commercial supply agreement with Dow for the manufacture of the bulk active ingredient of AGI-1067. The agreement also provides for the manufacture of Probucol USP, the starting material used in the manufacturing process of AGI-1067. Under our joint license and collaboration agreement with AstraZeneca, the manufacturing agreement with Dow will be assigned to AstraZeneca, which is responsible for supplying all of the manufacturing, packaging and labeling.

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

      Our second v-protectant® candidate, AGI-1096, is a novel antioxidant and selective anti-inflammatory agent which is being developed to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection. AGI-1096 inhibits the expression of certain inflammatory proteins, including VCAM-1, in endothelial cells lining the inside surfaces of blood vessel walls. We are working with Astellas to further develop AGI-1096 in preclinical and early-stage clinical trials. We have conducted two Phase I clinical trials of AGI-1096, including a trial investigating the safety and tolerability of oral AGI-1096 in combination with Astellas’ tacrolimus (Prograf®) conducted in healthy volunteers. Results from the trials indicated that regimens of AGI-1096 administered alone, and concomitant with tacrolimus, were generally well-tolerated and there were no serious adverse events associated with either regimen during the course of the study. AGI-1096 has also demonstrated pharmacological activity in certain preclinical studies that were conducted as part of the ongoing collaboration. In February 2006, we announced the extension of our collaboration with Astellas, which will be funding all development costs during the term of the agreement. Astellas will also retain the exclusive option to negotiate for late stage development and commercial rights to AGI-1096.

Other V-Protectant® Candidates
      We have also identified additional potential v-protectant® candidates to treat other chronic inflammatory diseases, including rheumatoid arthritis and asthma. Rheumatoid arthritis is a chronic, progressively debilitating inflammatory disease that affects articular, or rotating, joints resulting in significant pain, stiffness and swelling and leads to degradation of the joint tissue. According to the Arthritis Foundation, there are 2.1 million people with rheumatoid arthritis in the United States. Approximately 70 percent of patients with rheumatoid arthritis are women.
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
      According to the Asthma and Allergy Foundation of America, approximately 20 million adults and children in the United States currently suffer from asthma. Current therapies that target the underlying disease include corticosteroids and several classes of drugs that relieve symptoms but are not effective for chronic inflammation. We believe that v-protectants® may reduce the inflammation associated with chronic asthma.
      We are evaluating these v-protectants® to determine lead drug candidates for clinical development. We plan to develop these v-protectants® rapidly and may seek regulatory fast track status, if available, to expedite development and commercialization. We will continue to expand upon our v-protectant® technology platform using functional genomics to identify novel therapeutic gene targets.
Collaborations

AstraZeneca Agreement
      In December 2005, we announced a license agreement and a co-promotion agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement, we received an upfront license fee of $50 million in February 2006 in partial consideration for the licenses and other rights granted in the license agreement. We will be eligible to receive up to an aggregate of $300 million upon achieving certain development and regulatory milestones. We will also be eligible to receive up to an additional $650 million in the aggregate upon achieving progressively demanding sales performance related milestones.

Joint development and management committees have been established and consist of members from each company, who will oversee development, regulatory and marketing activities with respect to AGI-1067, as more fully described below.

•	Development. We have an obligation to use commercially diligent efforts to carry out the development of AGI-1067. We are also responsible for the costs of conducting and managing clinical studies through the filing of a NDA.

•	Regulatory Approvals. We are responsible for applying for and obtaining regulatory approval of AGI-1067 in the United States; however, AstraZeneca will assist us with obtaining that approval. AstraZeneca will have full responsibility for all non-U.S. regulatory filings.

•	Manufacturing. AstraZeneca is responsible for all activities related to AGI-1067 manufacturing, packaging and labeling. We will use commercially diligent efforts to facilitate any necessary transfer of technology to AstraZeneca or a third party chosen by AstraZeneca for AGI-1067 manufacturing, packaging and labeling.

•	Marketing. AstraZeneca will be responsible for the distribution of AGI-1067 in all markets throughout the world. In addition, AstraZeneca will bear all costs for the marketing of AGI-1067 in all markets throughout the world, including pre-approval and market development activities. AstraZeneca will be solely responsible for setting pricing for AGI-1067, provided that the initial pricing will be approved by a committee consisting of our representatives and representatives from AstraZeneca.

•	Co-Promotion. We will have the right to co-promote AGI-1067 in the United States. AstraZeneca will fund, for a minimum of three years, the formation and operation of a sales force of up to a total of 125 people. This sales force will focus on the cardiology field in the United States, and will co-promote both AGI-1067 and one other of AstraZeneca’s drugs (which drug will be selected by AstraZeneca) during that time.

•	License Fee. On February 1, 2006 upon receiving Hart-Scott Rodino regulatory approval, AstraZeneca paid us the nonrefundable, noncreditable payment of $50 million in partial consideration for the licenses and other rights granted in the license agreement.

•	Milestone Payments. We have the right to receive payments based on our achievement of certain development and commercial milestones, which amounts have an aggregate value of up to $950 million.

•	Profit Sharing and Royalties. We also have the right to receive royalties from AstraZeneca, based on AGI-1067 sales in all markets.

•	Term and Termination. The license agreement will be in effect until either (1) the regulatory period of patent exclusivity elapses or is revoked; (2) ten years from the first commercial sale of AGI-1067; or (3) either party materially breaches the license agreement. In addition, AstraZeneca will have the right to terminate the license agreement: (1) upon 90 days prior written notice at any time during the 45 day period following the release of the final ARISE results; (2) at any time in the 30 day period following receipt of a letter from the FDA stating either that: (a) the FDA will not approve the application, or (b) that it will only approve the application if specific conditions are met, and such conditions make it reasonably likely that (i) approval of AGI-1067 will occur more than 24 months following the receipt of the FDA letter, or (ii) development costs will exceed a specified amount (unless we agree to pay any amount in excess of a specified amount); (3) if the FDA requires information or data from additional studies not contemplated in the original license agreement, when the added cost to AstraZeneca of complying with the FDA requirements is reasonably likely to exceed a specified amount (unless we agree to pay any amounts in excess of a specified amount); and (4) for any reason at any time during the one-year period following the third anniversary of receipt of FDA approval, upon giving us 365 days written notice at any time during that one-year period.

Astellas Pharma Inc. (Formerly Known As Fujisawa Pharmaceutical Co., Ltd.) Agreement
      In January 2004, we announced a collaboration with Fujisawa Pharmaceutical Co., Ltd. (“Fujisawa”) to develop AGI-1096 as an oral treatment for the prevention of organ transplant rejection. Under the agreement, we agreed to collaborate with Fujisawa to conduct preclinical and early stage clinical development trials, with Fujisawa funding all development costs during the term of the agreement. Fujisawa received an option to negotiate for late stage development and commercial rights to the compound. In April 2005, Astellas was formed through the merger of Fujisawa and Yamanouchi Pharmaceutical Co., Ltd. In February 2006, we extended the collaboration with Astellas.
Discovery Research Program
      We have built a robust Discovery Research Program using our demonstrated expertise in functional genomics, molecular biology, cell biology, physiology, pharmacology, biochemistry and medicinal chemistry.
      Our Discovery Research Program has four main objectives:

•	To discover and develop v-protectants® with enhanced potency and improved therapeutic properties. We are synthesizing novel compounds and testing them in a variety of biochemical and cell-based assays to discover and develop new, small molecule v-protectants®. We believe that these v-protectants® will have improved therapeutic properties and applicability across a wide range of chronic inflammatory diseases. We have identified several novel series of highly potent v-protectants®.

•	To identify novel anti-inflammatory therapeutic targets utilizing functional genomics. One part of our drug discovery platform is a set of techniques that connects our knowledge of genes, to agents that modify gene activity. This collection of methods, called functional genomics, enables us to select targets efficiently. Our targets for therapy may be the gene, the protein, another substance in the body that links to the protein, or the agent that induces the change. For example, oxidants are agents that induce changes in gene activity. We believe our functional genomics program may enable us to identify novel genes and their protein products that are critical to the chronic inflammatory disease process. We may progress these genes and proteins, if identified, into targets for novel classes of drugs.

•	To develop new classes of v-protectant® drugs based on the new therapeutic targets identified by our functional genomics program. We are identifying enzymes and other molecular targets that either control or are controlled by oxidant signals. We believe these discoveries will enable our chemists to synthesize the next generation of v-protectants®. We intend to use these enzymes and other molecular targets for both internal efforts and as strategic collaboration assets.

•	To develop a second broad platform for the discovery and development of a new class of anti-inflammatory drug candidates. As a result of entering into the license agreement with National Jewish Medical and Research Center in June 2001, we have expanded our research program to include the discovery and development of new drug candidates through the exploitation of the licensed technology.
Patents and Intellectual Property
      We have established a patent portfolio of owned and in-licensed patents that cover our lead compounds and their use. It is our goal to pursue both broad and specific patent protection in the key areas of our research and development both in the United States and internationally, and to identify value-added exclusive in-licensing opportunities.

V-Protectant® Technology
      We have license agreements with Emory University (“Emory”) and The Regents of the University of California covering aspects of our v-protectant® technology.
      Under the license agreement with Emory (the “Emory License Agreement”), Emory granted to us an exclusive license to make, use and sell methods and products covered by certain patents and patent applications owned by Emory relating generally to the treatment and diagnosis of VCAM-1 related diseases. On August 3, 2005, we amended the Emory License Agreement to provide that Emory will receive a portion of any milestones or royalties received by us from third parties (such as through our joint licensing and collaboration agreement with AstraZeneca) in exchange for a reduced participation in future revenues and the elimination of milestone payments. We must indemnify Emory for all claims and/or losses caused or contributed to by AtheroGenics arising out of our use of the license. We have procured commercial general liability insurance in specified amounts customary in the industry naming Emory as an insured. Under the terms of our collaboration agreement with AstraZeneca, all amounts due under the Emory License Agreement are the responsibility of AstraZeneca.
      The Emory License Agreement will terminate on October 30, 2012; after that date, our payment obligations under the Emory License Agreement will cease, and we will be entitled to continue to use on a non-exclusive basis all inventions, data or other information described and claimed in the licensed patents and the licensed technology. Emory may terminate the agreement if, after Emory gives notice to us, we fail to make a payment, we fail to render progress reports, we incur specified financial problems, we decide to no longer develop licensed products under the agreement, or we breach a material term of the agreement. We may terminate the agreement upon advance notice to Emory, or if Emory violates certain material terms of the agreement.
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
      As part of our v-protectant® technology patent portfolio, we also purchased U.S. Patent No. 5,262,439 under an agreement with Dr. Sampath Parthasarathy. The agreement provides for the payment of a royalty equal to a certain percentage of the gross selling price paid to AtheroGenics by a purchaser of any process, service or product in which any of the claimed inventions of the patent is utilized as a necessary component. These payment obligations will expire upon the last to expire valid claim in the jurisdiction where the patent is enforceable. Under the terms of our collaboration with AstraZeneca, all amounts payable to Dr. Parthasarathy are the responsibility of AstraZeneca.

AGI-1067 Patent Portfolio
      Our patent coverage on AGI-1067 is based on patent filings that we own and patent filings exclusively licensed from Emory. We own one issued patent, U.S. Patent No. 5,262,439, which expires in 2012, and related filings in Japan, Canada and Europe that generically cover the compound AGI-1067 as a member of a class of related compounds. We own another patent, U.S. Patent No. 6,147,250, that protects through

2018 the specific compound AGI-1067 and its use to treat VCAM-1 mediated diseases including, among others, atherosclerosis, post-angioplasty restenosis and coronary artery disease. We also own U.S. Patent No. 6,121,319, which covers the use of a class of compounds including AGI-1067 to treat VCAM-1 mediated diseases. Applications corresponding to U.S. Patent No. 6,147,250 and U.S. Patent No. 6,121,319 have also been filed in foreign patent offices. The patents that we have exclusively licensed from Emory include the use of a substance that inhibits a class of oxidant signals to treat diseases mediated by VCAM-1.

AGI-1096 Patent Portfolio
      Our patent coverage on AGI-1096 is based on patent filings that we own and patent filings exclusively licensed from Emory. We own U.S. Patent No. 6,617,352 and associated non-U.S. patent filings which describe AGI-1096 and its use to treat disorders mediated by VCAM-1. We also own U.S. Patent No. 6,670,398 which claims methods of using AGI-1096 for treating transplant organ rejection. These patents and any associated non-U.S. counterparts will expire in 2018.

Other V-Protectant® Compounds
      Certain patent applications in the United States and non-U.S. countries cover the use of a number of compounds identified in our research program to act as v-protectants®, and specifically for use in treating cardiovascular and inflammatory disease. In addition we have exclusively licensed patents from Emory that cover the use of a class of compounds which act as v-protectants®.

MEKK Technology
      In June 2001, we entered into a worldwide exclusive license agreement with the National Jewish Medical and Research Center. Under the agreement, National Jewish granted us an exclusive license under several of its U.S. and foreign patents and patent applications and related technical information to make, use and sell diagnostics and therapeutics for the treatment of human diseases, including inflammation and asthma. Under the terms of the agreement with National Jewish, we may grant sublicenses of our rights to others.
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
      We may terminate the license agreement with National Jewish at any time upon at least 90 days prior written notice. If we terminate the agreement in this manner, all licensed patent rights and related technology revert to National Jewish. Either party to the agreement may also terminate it upon a material, uncured breach by the other, or upon the bankruptcy or insolvency of the other. We must indemnify National Jewish for all losses and claims arising out of our use of the license. We will procure commercial liability insurance in amounts customary in the industry when required by the agreement.
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

Trademarks
      The United States Patent and Trademark Office has issued to us Certificates of Registration for the trademarks OXYKINE, ATHEROGENICS, AGI and V-PROTECTANT.
      On January 30, 2002, Applied Genetics Incorporated Dermatics filed with the United States Patent and Trademark Office a petition to cancel the trademark “AGI.” Applied Genetics has not requested any monetary damages. We filed an answer to the petition on March 11, 2002. On July 12, 2002, the United States Patent and Trademark Office issued a suspension of the cancellation proceeding to allow the parties to negotiate a settlement. On December 28, 2005 the United States Patent and Trademark Office approved the settlement agreement and the cancellation proceeding was withdrawn.
Manufacturing
      We have entered into arrangements with third party manufacturers for the supply of AGI-1067 bulk drug substance and for the formulated drug product for use in our ongoing and currently planned clinical trials. In addition, we have entered into a commercial supply agreement for production of the bulk active ingredient of AGI-1067 with Dow. The supply agreement also provides for the manufacture, at our option, of Probucol USP, the starting material used in the manufacturing process of AGI-1067. Under our joint license and collaboration agreement with AstraZeneca, the supply agreement with Dow will be assigned to AstraZeneca, which is responsible for all of the AGI-1067 manufacturing, packaging and labeling.
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

Sales and Marketing
      We plan to collaborate with large pharmaceutical companies to commercialize products that we develop to target patient or physician populations in broad markets. We believe that collaborating with large companies that have significant marketing and sales capabilities provides for optimal penetration into broad markets, particularly those areas that are highly competitive. We have entered into a license and collaboration agreement with AstraZeneca to commercialize AGI-1067. AstraZeneca has significant worldwide sales and marketing capability focused on pharmaceutical products with profiles similar to AGI-1067. Additionally, we plan to develop a sales force to promote our future products to appropriate patient or physician populations in narrow markets. We plan to co-promote AGI-1067 to targeted physician specialists in the U.S. By using our own sales and marketing organization for our products, we believe we can retain a higher percentage of the profits generated from the sale of those products.
Competition
      Developments by others may render our product candidates obsolete or noncompetitive. We face intense competition from other companies with pharmaceutical, biotechnology and medical device companies for establishing relationships for collaborative arrangements with academic and research institutes and for licenses to proprietary technology. These competitors, either alone or in collaboration, may succeed in developing technologies or products that are more effective than ours.
      We believe pharmaceutical, biotechnology and medical device companies, as well as academic and research institutions and government agencies, have drug discovery and development programs related to our named therapeutic areas of interest. Many of these companies and institutions, including, but not limited to, Pfizer, GlaxoSmithKline, Merck and Novartis, have targeted indications that overlap significantly with our targets and have substantially greater resources, longer operating histories, larger client bases and greater marketing and financial resources than we do. They may, therefore, succeed in commercializing products before we do that compete with us on the basis of efficacy, safety and price.
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
Governmental Regulation
      We plan to develop prescription-only drugs for the foreseeable future. The FDA is the regulatory agency in the United States that is charged with the protection of people who take prescription medicines. Every country has a regulatory body with a similar mandate. The European Union (“EU”) has vested centralized authority in the European Medicines Evaluation Agency and Committee on Proprietary Medicinal Products to standardize review and approval across EU member nations.
      These regulatory agencies enforce comprehensive statutes, regulations and guidelines governing the drug development process. This process involves several steps. First, the drug company must generate preclinical data to show safety before human testing may be initiated. In the United States, the drug company must submit an Investigational New Drug application (“IND”) to the FDA prior to securing authorization for human testing. The IND must contain adequate data on product candidate chemistry, toxicology and metabolism and, where appropriate, animal research testing to support initial safety evaluation in humans. In addition, the drug company must provide the FDA with a clinical study plan, including protocols specifying the proposed use and testing of the drug in healthy volunteers and patients.
      Clinical trials for a new product candidate ordinarily proceed through three phases, and may extend into a fourth phase:

•	Phase I clinical trials explore safety, blood levels, metabolism and the potential for interaction with other drugs. Phase I typically proceeds from healthy volunteers to patients with the target disease. The study population during Phase I can include up to approximately 200 total subjects.

•	Phase II clinical trials further support safety, and they establish the dose(s) or strength(s) of the drug to be used in the more extensive clinical investigations to be conducted during Phase III. These Phase II clinical trials may include hundreds of patients who have the target disease and who are receiving a range of background medications. In addition, Phase II clinical trials often verify the mechanisms of action proposed preclinically.

•	Phase III clinical trials usually include at least two adequate and well controlled studies in the target population. For most chronic diseases, drug companies study a few thousand patients to assure a broadly applicable assessment of safety and efficacy.

At the successful conclusion of Phase III, drug companies may submit a product license application, called an NDA in the United States. The FDA, or non-U.S. regulatory authorities, review the application for completeness, accuracy and adherence to regulations. These authorities may use consultants to assist in the evaluation of the data, and may convene an expert committee to advise on the safety, effectiveness and usefulness of the proposed new product candidate prior to final regulatory judgment. The final step to registration is development and approval of the prescribing information that is incorporated in labeling, usually referred to as the package insert, that accompanies the marketed drug. This labeling establishes conditions for the safe and effective use of the drug and the content of drug company promotion and advertising to physicians who may use the new drug. Approval of the NDA may be conditioned on the conduct of post-approval studies, or Phase IV studies.

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
      Clinical trials, including the adequate and well controlled clinical investigations conducted in Phase III, are designed and conducted in a variety of ways. These Phase III studies are often randomized, placebo-controlled and double-blinded. A “placebo-controlled” trial is one in which one group of patients, referred to as an “arm” of the trial, receives the drug being tested and another group receives a placebo, which is a substance known not to have pharmacologic or therapeutic activity. In a “double-blind” study, neither the researcher nor the patient knows which arm of the trial is receiving the drug or the placebo. “Randomized” means that upon enrollment patients are placed into one arm or the other at random by computer. Other controls also may be used by which the test drug is evaluated against a comparator. For example, “parallel control” trials generally involve studying a patient population that is not exposed to the study medication (i.e., is either on placebo or standard treatment protocols). In such studies experimental subjects and control subjects are assigned to groups upon admission to the study and remain in those groups for the duration of the study. Not all studies are highly controlled. An “open label” study is one where the researcher and the patient know that the patient is receiving the drug. A trial is said to be “pivotal” if it is designed to meet statistical criteria with respect to pre-determined “endpoints,” or clinical objectives, that the sponsor believes, based usually on its interactions with the relevant regulatory authority, will be sufficient to demonstrate safety and effectiveness meeting regulatory approval standards. In most cases, two “pivotal” clinical trials are necessary for approval.

      Regulatory authorities, institutional review boards overseeing studies, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.
      The FDA may require, or companies may pursue, additional clinical trials after a product is approved. So-called Phase IV studies may be a condition of NDA approval to be satisfied after a drug is commercially available. The results of Phase IV studies can confirm the effectiveness of a product candidate and can provide important safety information to augment the FDA’s voluntary adverse drug reaction reporting system.
      The results of product development, pre-clinical studies and clinical trials are submitted to the FDA as part of an NDA for an unapproved drug candidate, or as part of an NDA supplement if the drug product is already approved. Supplemental applications are submitted for various reasons, including new indications for use and new strengths. The FDA may deny approval of an NDA or NDA supplement if applicable regulatory criteria are not satisfied. In such cases, the FDA often concludes that additional clinical data, particularly from new pivotal studies, are needed. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval. Once an approval is issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.
      Satisfaction of FDA requirements, or similar requirements of foreign regulatory agencies, typically takes several years. The time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug product is intended to treat a chronic disease, as is the case with the product candidates we are developing, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more. Government regulation may delay or prevent marketing of product candidates or new drugs for a considerable period of time and impose costly limits upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approvals for any indications for our product candidates on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.
      The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.
      The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or approval of new diseases for our existing products. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.
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

•	Good Manufacturing Practices (“GMP”), which govern the formulation, manufacture, testing, labeling, packaging, release and monitoring of a drug throughout its life cycle;

•	Good Laboratory Practices, which govern the use of a drug in animal studies to support establishment of safety or the disposition and metabolism of the administered drug, and handling of human or other biological samples for drug assays; and

•	Good Clinical Practices, which govern the exposure of human subjects under our protocols. Good Clinical Practices set standards for the constitution and activities of institutional review boards that are charged with assuring that the appropriate person gives informed consent prior to study participation and protecting patients whether they receive an experimental drug, an approved drug or a placebo.
      Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their contractors involved in the manufacture of drug components or the required testing of the drug or its components are required to register their establishments with the FDA and certain state agencies. As registered establishments, they are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current GMP. These inspections are intended to assure that procedural and documentation requirements applicable to third party manufacturers are met in order to ensure that the product meets established specifications. We cannot be certain that we or our present or future suppliers will be able to comply with the current GMP and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution or withdraw approval of the NDA for that drug.
      The FDA has expanded its expedited review process in recognition that certain severe or life-threatening diseases and disorders have only limited treatment options. Fast track designation expedites the development process, but places greater responsibility on a drug company during Phase IV clinical trials. The drug company may request fast track designation for one or more indications at any time during the IND process, and the FDA must respond within 60 days. Fast track designation allows the drug company to develop product candidates faster based on the ability to request an accelerated approval of the NDA. For accelerated approval the clinical effectiveness is based on a surrogate endpoint in a smaller number of patients. In addition, the drug company may request priority review at the time of the NDA submission. If the FDA accepts the NDA submission as a priority review, the time for review is reduced from one year to six months. We plan to request fast track designation and/or priority review, as appropriate, for internal drug development programs.
      In addition, our research and development processes and manufacturing activities involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products.
      Advertising is subject to FDA oversight in the United States and national review elsewhere. In addition, state and local governments and other federal agencies may control marketing if the drug substance, formulation, package, intended use or disposal is subject to local regulation.
Research and Development
      Our research and development expenses in 2005, 2004 and 2003 were $71.3 million, $59.2 million and $46.7 million, respectively. We plan to increase our research and development expenses as we continue to invest in our clinical programs. We plan to focus our near-term research and development efforts on the continued development of the products in our current development pipeline, which include AGI-1067, AGI-1096 and other preclinical v-protectant® compounds.

Employees
      As of March 3, 2006, we had 113 full-time employees, including 89 in research and development. The employee group includes 30 employees with Ph.D.s, seven with M.D.s and 25 with Masters degrees. We believe that our employee relations are good.
Available Information
      Our internet website is located at www.atherogenics.com. Copies of our reports filed under Section 13(a) or 15(d) of the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, may be accessed from our website, free of charge, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained on the website, which should not be considered part of this document. Additionally, you may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Scientific Advisory Board
      We have established a scientific advisory board to provide guidance and counsel on aspects of our business. The board convenes about once a year and individual members are contacted as required. Members of the advisory board provide input on product research and development strategy, education and publication plans. The names and members of the advisory board are as follows:

R. Wayne Alexander, M.D., Ph.D., Chairman	Chairman, Department of Medicine, Emory University School of Medicine
Victor J. Dzau, M.D.	Chancellor, Health Affairs, Duke University Medical Center
Erwin W. Gelfand, M.D.	Chairman, Department of Pediatrics, National Jewish Medical and Research Center
David G. Harrison, M.D.	Professor of Medicine, Director, Division of Cardiology, Emory University School of Medicine
Gary L. Johnson, Ph.D.	Professor and Chairman, Department of Pharmacology, University of North Carolina School of Medicine
Peter Libby, M.D.	Chief, Cardiovascular Division Department of Medicine, Brigham and Women’s Hospital
David M. Stern, M.D.	Dean, College of Medicine, University of Cincinnati

Item 1A.	Risk Factors
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
      Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to complete successfully the development of our product candidates, conduct preclinical tests and clinical trials, obtain the necessary regulatory approvals and manufacture and market the resulting drugs. We have had no significant revenue to date. We have experienced operating losses since we began operations in 1994. As of December 31, 2005, we had an accumulated deficit of approximately $294.7 million. We expect to incur additional operating losses and expect cumulative losses to increase substantially as our research and development, preclinical, clinical, manufacturing and marketing efforts expand. If we are unable to achieve and then maintain profitability, the market value of our common stock and our outstanding notes will decline.

If we need additional financing and cannot obtain it, we may not be able to develop or market our products.
      We expect our research and development expenses to increase in connection with our ongoing activities. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses, obligations under our financing arrangements and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including:

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	our ability to establish and maintain collaborations, the financial terms of any collaborations and our ability to achieve pre- determined milestones in connection with such collaborations;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs;

•	the costs related to purported class action lawsuits filed against us, as described under “Item 3. Legal Proceedings”; and

•	the extent to which we acquire or invest in businesses, products and technologies.
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

Risks Related to Development and Commercialization of Product Candidates and Dependence on Third Parties

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
      AGI-1067 is our lead compound. Our ability to generate product revenues will depend heavily on the successful development and commercialization of this compound. The commercial success of AGI-1067 will depend on several factors, including the following:

•	successful completion of clinical trials;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	successfully preparing for commercial manufacturing arrangements with third party manufacturers, including our collaborator, AstraZeneca;

•	commencing commercial sales of the product, in collaboration with AstraZeneca; and

•	acceptance of the product in the medical community and with third party payors.
      AGI-1067 could fail in clinical trials if we are unable to show that it is effective or if it causes unacceptable side effects in the patients we treated. While the plaque regression observed in the group treated with AGI-1067 in the CART-2 trial exceeded that observed in the standard of care group numerically, the difference was not statistically significant. Moreover, the results of our Phase II clinical trials of AGI-1067 are not necessarily indicative of the results we will obtain in our Phase III clinical trial of AGI-1067, particularly because the primary clinical endpoints of these trials are not the same. Failure in clinical trials of AGI-1067 would have a material adverse effect on our ability to generate revenue or become profitable. If we are not successful in commercializing AGI-1067, or are significantly delayed in doing so, our business will be materially harmed.

We are substantially dependent on our collaboration with AstraZeneca for the development and commercialization of AGI-1067.
      We have entered into a license and collaboration agreement with AstraZeneca to develop and commercialize AGI-1067. The development program is managed by us and AstraZeneca under joint development and management committees. Under this collaboration, AstraZeneca will lead the marketing efforts in all markets throughout the world, while we will have the right to co-promote AGI-1067 with AstraZeneca in the United States.
      Our collaboration with AstraZeneca to develop AGI-1067 may ultimately not be successful. The success of any collaboration arrangement will depend heavily on the efforts and activities of our collaborator. In general, we cannot control the amount and timing of resources that AstraZeneca may devote to our collaboration. If AstraZeneca fails to assist in the development and commercialization of AGI-1067, or if AstraZeneca’s efforts are not effective, our business may be negatively affected. Our collaboration with AstraZeneca may not continue or result in commercialized drugs. If we do not maintain a successful collaborative partnership with AstraZeneca for the co-development and commercialization of AGI-1067, we may be forced to focus our efforts internally to commercialize AGI-1067. This would require greater financial resources and would result in us incurring greater expenses and may cause a delay in market penetration while we continue to build our own commercial operation or seek alternative collaborative partners.
      AstraZeneca has the right to terminate the agreement at its election upon the occurrence of certain conditions. In particular, AstraZeneca may terminate the agreement: (1) upon 90 days prior written notice at any time during the 45 day period following the release of the final ARISE results; (2) at any time in the 30 day period following receipt of a letter from the FDA stating either that: (a) the FDA will not approve the application, or (b) it will only approve the application if specific conditions are met, and such conditions make it reasonably likely that (i) approval of AGI-1067 will occur more than 24 months following the receipt of the FDA letter, or (ii) development costs will exceed a specified amount (unless we agree to pay any amount in excess of the specified amount); (3) if the FDA requires information or data from additional studies not contemplated in the original license agreement, when the added cost to AstraZeneca of complying with the FDA requirements is reasonably likely to exceed a specified amount (unless we agree to pay any amounts in excess of the specified amount); and (4) for any reason at any time during the one-year period following the third anniversary of receipt of FDA approval, upon giving us 365 days written notice at any time during that one-year period.

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

We may not be successful in establishing collaborations for product candidates we may seek to commercialize, which could adversely affect our ability to discover, develop and commercialize products.
      A key element of our business strategy is to collaborate with third parties, particularly leading pharmaceutical companies, to develop and commercialize some of our product candidates. We expect to seek collaborations for the development and commercialization of product candidates in the future. The timing and terms of any collaboration will depend on the evaluation by prospective collaborators of the trial results and other aspects of the drug’s safety and efficacy profile. If we are unable to reach agreements with suitable collaborators for any product candidate, we would be forced to fund the entire development and commercialization of such product candidates, and we may not have the resources to do so. If resource constraints require us to enter into a collaboration early in the development of a product candidate, we may be forced to accept a more limited share of any revenues this product may eventually generate. We face significant competition in seeking appropriate collaborators. Moreover, these collaboration arrangements are complex and time-consuming to negotiate and document. We may not be successful in our efforts to establish collaborations or other alternative arrangements for any product candidate.

In addition to our collaboration with AstraZeneca, we expect to depend significantly on collaborations with third parties to develop and commercialize some of our product candidates. If a potential collaborator were to change its strategy or the focus of its development and commercialization efforts with respect to our relationship, the success of our product candidates and our operations could be adversely affected.
      In addition to our license and collaborative agreements with AstraZeneca to develop and commercialize AGI-1067, we have entered into and renewed a collaboration agreement with Astellas to develop AGI-1096 in preclinical testing and early-stage clinical trials and intend to pursue additional collaborations in the future with large pharmaceutical companies to commercialize other products that we develop to target patient or physician populations in broad markets. Our existing collaborations and any other collaboration that we may establish may not be successful. The success of any collaboration arrangement will depend heavily on the efforts and activities of our collaborators. Collaborators will likely have significant discretion in determining the efforts and resources that they will apply to these collaborations. The risks that we anticipate being subject to in collaborations include:

•	a collaborator may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us;

•	a collaborator may change the focus of its development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries;

•	the ability of our product candidates and products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to these products;

•	a collaborator may terminate a collaboration in the event of a material breach by us; and

•	a collaborator may fail to maintain or defend our intellectual property rights.
      The termination of any collaboration that we may establish might adversely affect the development of the related product candidates and our ability to derive revenue from them. Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party or by us. For example, in 2001, Schering-Plough and we terminated a collaboration that we had established for AGI-1067, and our existing collaboration with Astellas for the development of AGI-1096 is terminable by Astellas. Any future terminations or expirations would adversely affect us financially and could harm our business reputation. In that event, we might be required to devote additional resources to the product or product candidate, seek a new collaborator or abandon the product or product candidate, any of which could have an adverse effect on our business.

Third parties’ failure to synthesize and manufacture our product candidates to our specifications could delay our clinical trials or hinder our commercialization prospects.
      We currently have no manufacturing facilities to synthesize or manufacture our product candidates, nor do we intend to develop these capabilities in the near future. In October 2005, we entered into a commercial supply agreement for production of AGI-1067 and Probucol with Dow. Under our joint license and collaboration agreement, the manufacturing agreement with Dow will be assigned to AstraZeneca, which is responsible for all of the AGI-1067 manufacturing, packaging and labeling activities. Our reliance on AstraZeneca and on other third parties for these services exposes us to various risks that could delay our clinical trials or hinder our commercialization prospects. These risks include the following:

•	A finding that a third party did not comply with applicable governmental regulations. Manufacturers of pharmaceutical products are subject to continual review and periodic inspections by regulatory agencies. Our present or future manufacturers may not be able to comply with the FDA’s current Good Manufacturing Practices regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. Failure of one of our third party manufacturers to comply with applicable regulatory requirements, whether or not related to our product candidates, could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and products.

•	A failure to synthesize and manufacture our product candidates in accordance with our product specifications. We need to maintain a very low maximal amount of one of the starting materials used in the manufacture of AGI-1067. The starting material, probucol, was prescribed by physicians as a cholesterol-lowering agent until its manufacturer withdrew the drug from the market for efficacy reasons. We entered into a commercial supply agreement for production of AGI-1067 and Probucol with Dow and AstraZeneca is responsible for supplying all of the manufacturing, packaging and labeling under our joint licensing and collaboration agreement. A failure by AstraZeneca or other third party manufacturers to maintain an acceptable level of Probucol in the manufacture of AGI-1067 may result in chronic dosing of Probucol, which is associated with the occurrence of a rare side effect.

•	A failure to deliver product candidates in sufficient quantities or in a timely manner. Any failure by our third party manufacturers to supply our requirements for clinical trial materials or commercial product, or to supply these materials in a timely manner, could jeopardize the initiation or completion of clinical trials or could have a material adverse effect on our ability to commercialize any approved products and thereby generate revenue.

•	Termination or nonrenewal of an agreement by a third party, including our collaborator AstraZeneca, based on its own business priorities, at a time that is costly or inconvenient to us. Our product candidates and any products that we successfully develop may compete with product candidates and products of others for access to the third party’s manufacturing facilities. In addition, because we do not have any internal manufacturing capabilities, the termination of a supply or manufacturing agreement could severely impair our ability to manufacture our products and could have a material adverse effect on our financial condition and operating results.

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

We have not previously sold, marketed or distributed any products and may not be able to successfully commercialize AGI-1067, or other drug candidates.
      We have not previously sold, marketed or distributed any products and currently have no sales, marketing or distribution capabilities. As our drug candidates progress towards ultimate commercialization, we will need to develop our sales and marketing abilities and enter into agreements with third parties to perform these functions. Pursuant to our joint licensing and collaboration agreement, AstraZeneca will be responsible for the distribution and marketing of AGI-1067 in all markets throughout the world. In addition, AstraZeneca has agreed to fund a sales force of up to 125 people for three years. Prior to and during this three-year period, we may be unable to successfully hire and retain key sales and marketing personnel that we need to effectively manage and carry out the commercialization of AGI-1067, or any other drug candidates. Even if we manage to hire and retain necessary personnel, we may be unable to implement our sales, marketing and distribution strategies effectively or profitably. We have no experience in developing, training or managing a sales force and will incur substantial additional expenses in doing so. The cost of establishing and maintaining a sales force may exceed its cost effectiveness. In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. Lastly, in the event that AGI-1067 or another of our drug candidates is not approved for marketing by the FDA, or if AstraZeneca terminates our joint licensing and collaboration agreement, we may have incurred expenses for the buildup of a sales force that we may not be able to recover, and may have difficulty continuing to maintain the sales force and marketing infrastructure funded by AstraZeneca.

If we are unable to obtain adequate coverage and reimbursement from third party payors for any products that we may develop or acceptable prices for those products, our revenues and prospects for profitability will suffer.
      Most patients rely on Medicare and Medicaid, private health insurers and other third party payors to pay for their medical needs, including any drugs we or any collaborators may market. If government or other third party payors do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. In December 2003, the Congress enacted the Medicare Prescription Drug and Modernization Act of 2003, which expanded Medicare coverage of prescription drugs by establishing Medicare Part D, a voluntary, limited outpatient prescription drug program. While the Part D program may increase demand for our products, Part D prescription drug plans will have substantial leverage in negotiating the prices of drugs furnished through the program. This may result in lower prices for products that are provided through the Part D program than we might otherwise obtain. In addition, price concessions that we provide to Part D plans could adversely impact our pricing with non-Medicare third party payors.
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
      The testing and marketing of medicinal products entail an inherent risk of product liability. Clinical trial subjects, consumers, healthcare providers or pharmaceutical companies or others selling our future products could bring product liability claims against us. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any products that we may develop.
      We may not be able to acquire or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us from this kind of liability.
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
      We may not be able to obtain patent rights on products, treatment methods or manufacturing processes that we may develop or to which we may obtain license or other rights. Even if we do obtain patents, rights under any issued patents may not provide us with sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against our competitors or their competitive products or processes. It is possible that no patents will be issued from any pending or future patent applications owned by us or licensed to us. Others may challenge, seek to invalidate, infringe or circumvent any patents we own or license. Alternatively, we may in the future be required to initiate litigation against third parties to enforce our intellectual property rights. The cost of this litigation could be substantial and our efforts could be unsuccessful. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
      Our patents also may not afford us protection against competitors with similar technology. We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our product candidates, by preventing the patentability of our drugs to us or our licensors or by covering the same or similar technologies that may affect our ability to market our product candidates. For example, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the United States Patent and Trademark Office for the entire time prior to issuance as a United States patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we or our licensors might not have been the first to invent, or the first to file, patent applications on our drug candidates or for their use. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending these rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

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
      Our commercial success will also depend on our ability to develop, manufacture, use, sell and offer to sell our product candidates and proposed product candidates without breaching our agreements with our patent licensors. We are a party to a number of license agreements, including exclusive licenses to technologies from Emory, covering aspects of our v-protectant® technology, and the National Jewish Medical and Research Center, covering aspects of our MEKK technology platform. We expect to enter into additional licenses in the future. Our exclusive license with Emory requires us to take steps to commercialize the licensed technology in a timely manner. If we fail to meet these obligations, Emory can convert our exclusive license to a non-exclusive license, can grant others non-exclusive rights in the licensed technology or can require us to sublicense aspects of the licensed technology. Our license agreement with National Jewish requires us to develop the licensed technology in a timely manner. If we fail to meet these obligations, some or all of the licensed technology may revert to National Jewish. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payments, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
      In addition to patented technology, we rely on trade secrets, proprietary know-how and technological advances, which we seek to protect through agreements with our collaborators, employees and consultants. These persons and entities could breach our agreements, for which breaches we may not have adequate remedies. In addition, others could become aware of our trade secrets or proprietary know-how through independent discovery or otherwise. If we are unable to protect the confidentiality of our proprietary information and know-how, competitors may be able to use this information to develop products that compete with our products, which could adversely impact our business.
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
      We intend to have our products marketed outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. AstraZeneca will have responsibility to obtain regulatory approvals outside the United States with respect to AGI-1067, and we will depend on AstraZeneca to obtain these approvals. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We and any future collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

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

Even if the FDA approves our product candidates, the approval will be limited to those indications and conditions for which we are able to show clinical safety and efficacy.
      Any regulatory approval that we may receive for our current or future product candidates will be limited to those diseases and indications for which these product candidates are clinically demonstrated to be safe and effective. In addition to the FDA approval required for new formulations, any new indication to an approved product also requires FDA approval. If we are not able to obtain FDA approval for a broad range of indications for our product candidates, our ability to effectively market and sell our product candidates may be greatly reduced and our business will be adversely affected.
Risks Related to Our Operations

Our failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations could materially adversely affect our research and development efforts.
      We are a small company with approximately 113 full-time employees. If we are unable to continue to attract, retain and motivate highly qualified management and scientific personnel and to develop and maintain important relationships with leading academic institutions and scientists, we may not be able to achieve our research and development objectives. Competition for personnel and academic collaborations is intense. We have entered into employment agreements with each of our executive officers. These employment agreements are terminable by the employee on short notice. Loss of the services of any of these officers or of our key scientific personnel could adversely affect the progress of our research and development programs. All of our other employees are at will employees. We do not carry key person insurance on any employee.

The outcome of informal inquiries by the SEC and NASD regarding our announcement of interim results from the CART-2 clinical trial for AGI-1067 and related trading in our common stock is uncertain.
      We have been contacted by the staff of SEC and the NASD regarding informal inquiries they are conducting related to our September 27, 2004 announcement of interim results from the CART-2 clinical trial for AGI-1067 and trading in our common stock surrounding that announcement. The SEC staff’s notice states that its inquiry should not be construed as an expression of opinion on the part of the SEC or its staff that any violations of law have occurred. The SEC and NASD staff have requested that we voluntarily provide them with documents and other information relating to that announcement. We are cooperating fully with these requests. Based on our review of the facts as to the September 27, 2004 announcement and trading in our common stock surrounding that announcement, we do not believe that we or any of our officers or directors have violated any laws related to these inquiries. However, we cannot predict the outcome of these inquiries, whether the SEC or NASD will undertake any form of investigation or proceeding relating to us or our officers or directors or when these matters might be resolved.

Our activities involve the use of hazardous materials, which subject us to regulation, related costs and delays and potential liabilities.
      Our research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.
Risks Related to our Common Stock and Indebtedness

Our stock price has been and may continue to be volatile.
      The market price of our common stock, and the market prices for securities of pharmaceutical and biotechnology companies in general, have been highly volatile and may continue to be highly volatile in the future. During the period from January 1, 2005 to March 3, 2006, the closing sale price of our common stock on the NASDAQ National Market ranged from a low of $10.66 per share to a high of $21.14 per share. The following factors, in addition to other risk factors described in this report, may have a significant impact on the market price of our common stock:

•	results of clinical trials of our product candidates, particularly AGI-1067, and those of our competitors;

•	whether we maintain our collaboration agreement with AstraZeneca;

•	developments concerning any research and development, manufacturing and marketing collaborations, including whether and when we achieve milestones;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	the addition or termination of research programs or funding support;

•	publicity regarding actual or potential results relating to medicinal products under development by our competitors or us;

•	regulatory developments in the United States and other countries;

•	litigation;

•	economic and other external factors, including disasters or crises; and

•	period-to-period fluctuations in financial results.
      In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. Purported securities class action lawsuits were filed against us and some of our executive officers and directors in the United States District Court for the Southern District of New York on January 5, 2005 and February 8, 2005 (the “SDNY Actions”) and in the United States District Court for the Northern District of Georgia, Atlanta division on January 7, 2005, January 10, 2005, January 11, 2005 and January 25, 2005 (the “NDGA Actions”). Plaintiffs filed separate motions to consolidate these lawsuits in both the Southern District of New York and the Northern District of Georgia on March 7, 2005. In addition, three class members simultaneously moved for appointment as lead plaintiffs in both districts on March 7, 2005. On April 18, 2005, the Honorable Richard J. Holowell ordered the SDNY Actions consolidated under the caption “In re Atherogenics Securities Litigation” (the “SDNY Action”) and appointed lead plaintiff and co-lead counsel. On July 5, 2005, AtheroGenics filed a motion to transfer the SDNY Action to the Northern District of Georgia. On July 14, 2005, the plaintiffs voluntarily dismissed the NDGA Actions. The SDNY Action and the defendants’ motion to transfer that action to Georgia are still pending. The allegations in these lawsuits relate to our disclosures regarding the results of the CART-2 clinical trial for AGI-1067. The results of complex legal proceedings, such as these purported class actions, are difficult to predict. Each complaint seeks unspecified damages and, therefore, we are unable to estimate the possible range of damages that we might incur should any of these lawsuits be resolved against us. An unfavorable outcome or settlement of these lawsuits could harm our financial position. In addition, similar class action lawsuits may be filed against us and our executive officers and directors in the future. Litigation can be costly, time consuming and disruptive to normal business operations. The defense of these lawsuits could also result in diversion of our management’s time and attention away from business operations, which could harm our business.

Our existing indebtedness and any future indebtedness we incur exposes us to risks that could adversely affect our business, operating results and financial condition.
      As of December 31, 2005, we had $300.1 million of total indebtedness outstanding. We may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, operating results and financial condition, including:

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
      If we do not achieve a significant increase in revenues, we could have difficulty making required payments on our outstanding convertible notes, our other existing indebtedness and any indebtedness that we may incur in the future. During each of the last five years, we had no earnings to cover our fixed charges. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our convertible notes, our other existing indebtedness or any indebtedness which we may incur in the future, we would be in default, which would permit the holders of the notes and that other indebtedness to accelerate the maturity of the notes and that other indebtedness and could cause defaults under the notes and that other indebtedness. Any default under our convertible notes, our other existing indebtedness or any indebtedness which we may incur in the future could have a material adverse effect on our business, operating results and financial condition.

Conversion of our convertible notes will dilute the ownership interest of existing shareholders and could adversely affect the market price of our common stock.
      The conversion of some or all of the 1.5% convertible notes due 2012 or the 4.5% convertible notes due 2008 will dilute the ownership interests of existing shareholders. In January 2006, holders converted $14.0 million of the 4.5% convertible notes into 1,085,000 shares of our common stock. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

Our shareholder rights plan and anti-takeover provisions in our charter documents may make an acquisition of us, which may benefit our shareholders, more difficult.
      Our shareholder rights plan and provisions of our articles of incorporation and bylaws could make it more difficult for a third party to acquire us. These documents include provisions that:

•	allow our shareholders the right to acquire common stock from us at discounted prices in the event a person acquires 15% or more of our common stock or announces an attempt to do so without our board of directors’ prior consent;

•	authorize the issuance of “blank check” preferred stock by our board of directors without shareholder approval, which would increase the number of outstanding shares and could thwart a takeover attempt;

•	limit who may call a special meeting of shareholders;

•	require shareholder action without a meeting by unanimous written consent;

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at shareholder meetings;

•	establish a staggered board of directors whose members can only be dismissed for cause;

•	adopt the fair price requirements and rules regarding business combinations with interested shareholders set forth in Article 11, Parts 2 and 3 of the Georgia Business Corporation Code; and

•	require approval by the holders of at least 75% of the outstanding common stock to amend any of the foregoing provisions.

Item 1B.	Unresolved SEC Staff Comments
      None.

Item 2.	Properties
      Our scientific and administration facility encompasses approximately 50,000 square feet in Alpharetta, Georgia. We lease our facility pursuant to a long-term lease agreement that expires in 2009, and our remaining aggregate commitment under this long-term, non-cancelable lease is approximately $3.8 million. This lease may be extended at our option to 2019.
      In November 2001, we leased a facility in Norcross, Georgia encompassing approximately 5,800 square feet. We lease this laboratory facility pursuant to a long-term lease agreement that, as amended, expires in 2007, and our remaining aggregate commitment under this long-term, non-cancelable lease is approximately $264,000. We have the option to renew this lease under mutually agreeable terms.

Item 3.	Legal Proceedings
      Purported securities class action lawsuits were filed against us and some of our executive officers and directors in the United States District Court for the Southern District of New York on January 5, 2005 and February 8, 2005 (the “SDNY Actions”) and in the United States District Court for the Northern District of Georgia, Atlanta division on January 7, 2005, January 10, 2005, January 11, 2005 and January 25, 2005 (the “NDGA Actions”). Plaintiffs filed separate motions to consolidate these lawsuits in both the Southern District of New York and the Northern District of Georgia on March 7, 2005. In addition, three class members simultaneously moved for appointment as lead plaintiffs in both districts on March 7, 2005. On April 18, 2005, the Honorable Richard J. Holowell ordered the SDNY Actions consolidated under the caption “In re Atherogenics Securities Litigation” (the “SDNY Action”) and appointed lead plaintiff and co-lead counsel. On July 5, 2005, AtheroGenics filed a motion to transfer the SDNY Action to the Northern District of Georgia. On July 14, 2005, the plaintiffs voluntarily dismissed the NDGA Actions. The SDNY Action and the defendants’ motion to transfer that action to Georgia are still pending. The allegations in these lawsuits relate to our disclosures regarding the results of the CART-2 clinical trial for AGI-1067. The results of complex legal proceedings, such as these purported class actions, are difficult to predict. Each complaint seeks unspecified damages and, therefore, we are unable to estimate the possible range of damages that we might incur should any of these lawsuits be resolved against us.

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

	Common Stock

	High	Low

Year ended December 31, 2005
First quarter	$20.61	$13.00
Second quarter	16.87	10.66
Third quarter	18.25	15.76
Fourth quarter	21.14	14.42
Year ended December 31, 2004
First quarter	$23.00	$14.60
Second quarter	25.91	18.41
Third quarter	38.00	13.50
Fourth quarter	36.73	23.24
      As of March 3, 2006, there were approximately 9,600 holders of our common stock. This number includes beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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

	Year Ended December 31,

	2005	2004	2003	2002	2001

Statement of Operations Data:
Revenues:
License fees	$—	$—	$—	$—	$1,111,111
Research and development	—	—	—	—	2,398,429

Total revenues	—	—	—	—	3,509,540
Operating expenses:
Research and development	71,278,945	59,235,833	46,660,960	23,746,127	17,824,080
General and administrative	9,050,290	6,607,506	5,930,675	5,139,000	5,691,791

Total operating expenses	80,329,235	65,843,339	52,591,635	28,885,127	23,515,871

Operating loss	(80,329,235)	(65,843,339)	(52,591,635)	(28,885,127)	(20,006,331)
Interest and other income	6,691,965	1,447,001	1,258,216	962,040	2,366,748
Interest expense	(8,917,057)	(5,192,894)	(1,954,402)	(42,420)	—

Net loss	$(82,554,327)	$(69,589,232)	$(53,287,821)	$(27,965,507)	$(17,639,583)

Basic and diluted net loss per share	$(2.19)	$(1.88)	$(1.49)	$(1.00)	$(0.68)

Shares used in computing basic and diluted net loss per share	37,774,203	37,070,235	35,770,994	27,978,705	26,010,347

      The following table contains a summary of our balance sheet data as of December 31:

	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$182,504,523	$66,924,015	$131,583,928	$34,671,131	$58,439,995
Working capital	173,164,668	59,719,811	124,848,687	30,009,013	55,056,263
Total assets	197,497,527	74,462,327	138,836,746	37,952,044	62,255,278
Long-term obligations	300,053,796	100,000,000	100,083,622	572,492	—
Accumulated deficit	(294,674,874)	(212,120,547)	(142,531,315)	(89,243,494)	(61,277,987)
Total shareholders’ (deficit) equity	(115,436,216)	(35,942,382)	30,377,006	32,493,713	58,294,812

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our financial statements and related notes included in this annual report. In this report, “AtheroGenics,” “we,” “us” and “our” refer to AtheroGenics, Inc.
      This annual report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain factors, risks and uncertainties that may cause actual results, events and performances to differ materially from those referred to in such statements. These risks include statements which address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our future results of operations or financial condition, research, development and commercialization of our product candidates, anticipated trends in our business, and other risks that could cause actual results to differ materially. You should carefully consider these risks, which are discussed in this annual report, including, without limitation, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in AtheroGenics’ SEC filings.
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
      AGI-1067, our first candidate, is our v-protectant® that is most advanced in clinical development. AGI-1067 is designed to benefit patients with coronary heart disease, or CHD, which is atherosclerosis of the blood vessels of the heart. We are currently evaluating AGI-1067 in the Phase III clinical trial called ARISE (Aggressive Reduction of Inflammation Stops Events) as an oral therapy for the treatment of atherosclerosis. In December 2005, we announced a license and collaboration agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement, we received an upfront license fee of $50 million and, subject to the achievement of specific milestones, including a successful outcome in ARISE, we will be eligible for development and regulatory milestones of up to an aggregate of $300 million. The agreement also provides for progressively demanding sales performance related milestones of up to an additional $650 million in the aggregate. In addition, we will also receive royalties on product sales. AstraZeneca has the right to terminate the license and collaboration agreement at specified periods as further described above in Item 1. “Business — Collaborations.”
      AGI-1096, our second candidate, is a novel antioxidant and selective anti-inflammatory agent that is being developed to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection. We are working with Astellas Pharma Inc. to further develop AGI-1096 in preclinical and early-stage clinical trials.
      We previously were developing AGIX-4207, a v-protectant® candidate for the treatment of rheumatoid arthritis. Based on our findings, however, we have discontinued clinical development of AGIX-4207 for rheumatoid arthritis. We continue to have an active program aimed at investigating other v-protectants® in rheumatoid arthritis and are working to select another candidate to move into formal preclinical development.
      We have also identified additional potential v-protectant® candidates to treat other chronic inflammatory diseases, including asthma. We are evaluating these v-protectants® to determine lead drug candidates for clinical development. We plan to develop these compounds rapidly and may seek regulatory fast track status, if available, to expedite development and commercialization.

      The following table provides information regarding our research and development expenses for our major product candidates:

	Year Ended December 31,

	2005	2004	2003

Direct external costs:
AGI-1067	$51,117,191	$36,181,651	$22,395,195
AGIX-4207	124,224	3,236,505	3,737,038
Unallocated costs and other programs	20,037,530	19,817,677	20,528,727

Total research and development	$71,278,945	$59,235,833	$46,660,960

      From inception, we have devoted the large majority of our research and development efforts and financial resources to support development of the AGI-1067 product candidate. We will retain responsibility for the ongoing ARISE clinical trial and for regulatory filings in the United States. AstraZeneca will have full responsibility for pre-commercialization activities involving AGI-1067 and will oversee all aspects of the marketing, sales and distribution of AGI-1067 on a worldwide basis. AstraZeneca will also be responsible for all non-U.S. regulatory filings. Spending for the AGI-1096 program in 2005, 2004 and 2003 was funded by our collaborative development partner, Astellas. In 2004, we discontinued clinical development of AGIX-4207.
      The nature, timing and costs of the efforts to complete the successful development of any of our product candidates are highly uncertain and subject to numerous risks, and therefore cannot be accurately estimated. These risks include the rate of progress and costs of our clinical trials, clinical trial results, cost and timing of regulatory approval and establishing commercial manufacturing supplies. These risks and uncertainties, and their effect on our operations and financial position, are more fully described above in our risk factors under the headings Risks Related to Development and Commercialization of Our Product Candidates and Dependence on Third Parties and Risks Related to Regulatory Approval of Our Product Candidates.
      We have not derived any commercial revenues from product sales. We expect to incur significant losses in most years prior to deriving any such product revenue as we continue to increase research and development costs. We have funded our operations primarily through sales of equity and debt securities. We have incurred significant losses since we began operations and, as of December 31, 2005, had an accumulated deficit of $294.7 million. We cannot assure you that we will become profitable or receive any milestone-related revenues under our agreement with AstraZeneca. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances and to manufacture and market our future products.
Critical Accounting Policies and Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions and select accounting policies that affect the amounts reported in our financial statements and the accompanying notes. Actual results could significantly differ from those estimates. We have identified the following policies and related estimates as critical to our business operations and the understanding of our results of operations. A description of these critical accounting policies and a discussion of the significant estimates and judgments associated with these policies are set forth below. The impact of and any associated risks related to these policies on our business operations are also discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research and Development Accrual
      As part of the process of preparing our financial statements, we are required to estimate expenses that we believe we have incurred, but have not yet been billed for. This process involves identifying services and activities that have been performed by third party vendors on our behalf and estimating the level to which they have been performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of expenses for which we accrue include fees for professional services, such as those provided by certain clinical research organizations and investigators in conjunction with clinical trials, and fees owed to contract manufacturers in conjunction with the manufacture of clinical trial materials. We make these estimates based upon progress of activities related to contractual obligations and also information received from vendors.

Revenue Recognition
      We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements.
      In accordance with SAB 104, license fees, which are nonrefundable, are recognized when the related license agreements specify that no further efforts or obligations are required of us. In February 2006, we received a $50 million license fee in connection with our license and collaboration agreement with AstraZeneca. The upfront license payment will be recognized over the period that we estimate we are obligated to provide services to the licensee. In 2006, revenues will be approximately $23 million related to the amortization of the upfront license fee from AstraZeneca.

Stock-Based Compensation
      We have elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), in accounting for our stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), an amendment to SFAS 123, requires disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which revises SFAS No. 123 and supersedes APB 25. SFAS 123(R) requires that companies recognize compensation expense associated with stock option grants and other equity instruments to employees in the financial statements and became effective as of January 1, 2006. SFAS 123(R) applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We will adopt the provisions of SFAS 123(R) as of January 1, 2006 and we intend to use the modified-prospective method and the Black-Scholes valuation model for valuing share-based payments. We expect that the adoption will have a material impact on our results of operations and net loss per share. The actual impact of SFAS 123(R) cannot be predicted at this time because it will depend on levels of stock option grants and changes in valuation assumptions. However, had we adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as previously described in the pro forma disclosures.

Results of Operations
Comparison of Years Ended December 31, 2005 and 2004

Revenues
      There were no revenues during 2005 or 2004.

Expenses
      Research and Development. Research and development expenses were $71.3 million in 2005, compared to $59.2 million in 2004. The increase of $12.0 million, or 20%, is primarily due to increased expenditures for the AGI-1067 ARISE Phase III clinical trial, including manufacturing activities for clinical drug supply, study monitoring, payments to clinical investigators and salary and personnel related expenses.
      We expect that research and development expenses in 2006 will be approximately equal to the 2005 level. Expenses in 2006 will be primarily related to activities surrounding the AGI-1067 ARISE Phase III clinical trial and regulatory activities related to U.S. NDA preparation.
      General and Administrative. General and administrative expenses were $9.1 million in 2005, compared to $6.6 million in 2004. The increase of $2.4 million, or 37%, is primarily due to an increase in the cost of AGI-1067 business development activities, including legal fees for the license and collaboration agreement with AstraZeneca and market research costs. Also contributing to the increase were higher legal fees related to the class action lawsuit.

Interest and Other Income
      Interest and other income is primarily comprised of interest income earned on our cash and short-term investments. Interest and other income was $6.7 million in 2005, compared to $1.4 million in 2004. The increase is due to the additional funds received from the issuance of $200.0 million in aggregate principal amount of 1.5% convertible notes in January 2005 along with an increase in rates on our interest bearing accounts.

Interest Expense
      Interest expense was $8.9 million in 2005 compared to $5.2 million in 2004. The increase in interest expense is due to the issuance of $200.0 million in aggregate principal amount of 1.5% convertible notes in January 2005.

Income Taxes
      As of December 31, 2005, we had net operating loss carryforwards and research and development credit carryforwards of $299.1 million and $9.4 million, respectively, available to offset future taxable income. The net operating loss carryforwards and the research and development credit carryforwards will expire between 2010 and 2026. Because of our lack of earnings history, the resulting deferred tax assets have been fully offset by a valuation allowance. The utilization of the carryforwards is dependent upon the timing and extent of our future profitability. The annual limitations combined with the expiration dates of the carryforwards may prevent the utilization of all of the net operating loss and research and development credit carryforwards if we do not attain sufficient profitability by the expiration dates of the carryforwards.

Comparison of Years Ended December 31, 2004 and 2003

Revenues
      There were no revenues during 2004 or 2003.

Expenses
      Research and Development. Research and development expenses were $59.2 million in 2004, compared to $46.7 million in 2003. The increase of $12.6 million, or 27%, was primarily due to increased expenditures for the AGI-1067 ARISE Phase III clinical trial, including manufacturing activities for clinical drug supply, study monitoring, payments to clinical investigators and salary and personnel related expenses.
      General and Administrative. General and administrative expenses were $6.6 million in 2004, compared to $5.9 million in 2003. The increase of $676,831, or 11%, was primarily due to a full year’s impact of the increase in directors and officers’ insurance premiums in 2004 compared to a partial year’s impact of the increase in premiums in 2003, an increase in professional fees in connection with compliance with the Sarbanes-Oxley Act of 2002 and consulting fees. Also contributing to the increase were business development expenses related to partnering activities, along with salary and personnel expenses.

Interest and Other Income
      Interest and other income was primarily comprised of interest income earned on our cash and short-term investments. Interest and other income was $1.4 million in 2004, compared to $1.3 million in 2003. The slight increase is due to the increase in the weighted average cash and short-term investment balances along with an increase in interest rates.

Interest Expense
      Interest expense was $5.2 million in 2004 compared to $2.0 million in 2003. The increase in interest expense is due to a full year of interest expense resulting from our $100.0 million long-term convertible debt, issued in August 2003, compared to a partial year in 2003.

Income Taxes
      As of December 31, 2004, we had net operating loss carryforwards and research and development credit carryforwards of $205.9 million and $6.4 million, respectively, available to offset future taxable income.
Liquidity and Capital Resources
      Since inception, we have financed our operations primarily through sales of equity securities and convertible notes. At December 31, 2005, we had cash, cash equivalents and short-term investments of $182.5 million, compared with $66.9 million and $131.6 million at December 31, 2004 and 2003, respectively. Working capital at December 31, 2005 was $173.2 million, compared to $59.7 million and $124.8 million at December 31, 2004 and 2003, respectively. The increase in cash, cash equivalents and short-term investments and working capital in 2005 is due to funds received from the issuance of our 1.5% convertible notes in January 2005 that raised net proceeds of approximately $193.6 million. The decrease in cash, cash equivalents, short-term investments and working capital in 2004 is primarily due to the use of funds for operating purposes. The increase in cash, cash equivalents and short-term investments and working capital in 2003 is due to funds received from our follow-on stock offering in February 2003 of approximately $48.4 million and the issuance of our 4.5% convertible notes in August 2003 that raised net proceeds of approximately $96.7 million.

      Net cash used in operating activities was $77.8 million in 2005 compared to $66.6 million in 2004 and $48.6 million in 2003. The increase in the use of cash in operating activities in 2005 is principally due to funding a net loss of $82.6 million. The increase in cash needed to fund the net loss is primarily attributable to expenditures for our ARISE Phase III clinical trial for AGI-1067, as well as other ongoing product development activities. For 2006, expenditures for the ARISE clinical trial are estimated to be approximately $33.0 million. We anticipate net cash usage in 2006 for ARISE and our other ongoing preclinical and clinical programs, as well as our other operating activities, to be in a range of $35.0 million to $40.0 million, which is net of the $50.0 million license fee received from AstraZeneca in February 2006.
      Net cash used in investing activities was $51.7 million in 2005 compared to net cash provided by investing activities of $27.1 million in 2004 and $68.1 million used in investing activities in 2003. Net cash used in investing activities in 2005 and 2003 consisted primarily of net purchases of available-for-sale securities. Net cash provided by investing activities in 2004 consisted primarily of net sales of available-for-sales securities. Additionally, in 2005, $3.0 million was used to purchase equipment and leasehold improvements, which includes $1.9 million spent for commercial manufacturing equipment.
      Net cash provided by financing activities was $196.5 million in 2005 compared to $2.3 million in 2004 and $146.1 million in 2003. Net cash provided by financing activities in 2005 consisted primarily of $193.6 million received from the issuance of 1.5% convertible notes in January 2005. Net cash provided by financing activities in 2004 consisted primarily of the proceeds received upon exercise of common stock options. Net cash provided by financing activities in 2003 consisted primarily of $48.4 million received from our follow-on stock offering in February 2003 and $96.7 million received from the issuance of our 4.5% convertible notes in August 2003.
      In March 2002, we entered into an equipment loan facility, as modified in June 2003, with Silicon Valley Bank for up to a maximum amount of $2.5 million to be used to finance existing and new equipment purchases. The borrowing period under the equipment loan facility, as modified, expired on September 30, 2003. The equipment loan facility was paid in full during 2005.
      In June 2005, we entered into an equipment loan for approximately $103,800 for the purchase of software and computer equipment. The loan is payable over 36 months at an annual interest rate of 4.78%.
      In August 2003, we issued $100 million in aggregate principal amount of 4.5% convertible notes due 2008 through a Rule 144A private placement to qualified institutional buyers. These notes initially are convertible into our common stock at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately $15.34 per share. Net proceeds were approximately $96.7 million. Interest on the 4.5% convertible notes is payable semi-annually in arrears on March 1 and September 1. As of December 31, 2005, we have recorded $1.5 million of accrued interest expense related to the notes, which is due March 1, 2006. In January 2006, we exchanged $14.0 million in aggregate principal amount of the 4.5% convertible notes for 1,085,000 shares of our common stock. From time to time, we may enter into additional exchange offers and/or purchases of these notes.
      In January 2005, we issued $200 million in aggregate principal amount of 1.5% convertible notes due 2012 through a Rule 144A private placement to qualified institutional buyers. These notes are convertible into shares of our common stock at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, or approximately $25.92 per share. Interest on the 1.5% convertible notes is payable semi-annually in arrears on February 1 and August 1. Net proceeds were approximately $193.6 million. As of December 31, 2005, we have recorded $1.3 million of accrued interest expense related to the notes, which is due February 1, 2006. We are using the net proceeds from the sale of the notes to fund the ongoing costs of the ARISE Phase III clinical trial for AGI-1067 and other research and development activities, including clinical trials, process development and manufacturing support, and for general corporate purposes, including working capital. Pending these uses, the net proceeds have been invested in interest-bearing, investment grade securities.

      The following table summarizes our long-term contractual obligations as of December 31, 2005:

	Payments Due by Period

	Total	2006	2007-2008	2009-2010	Thereafter

Contractual obligations
Operating leases	$4,135,496	$1,369,315	$2,562,505	$203,676	$—
Long-term debt	300,087,580	33,784	100,053,796	—	200,000,000

Total contractual obligations	$304,223,076	$1,403,099	$102,616,301	$203,676	$200,000,000

      Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and short-term investments will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including those factors potentially impacting our financial condition as discussed in Item 1A. “Risk Factors” and the following:

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the timing, receipt and amount of sales and royalties, if any, from our potential product candidates;

•	the timing, receipt and amount of milestone and other payments, if any;

•	our ability to maintain our collaborations with AstraZeneca and Astellas and the financial terms of our collaborations;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs;

•	the costs related to purported class action lawsuits filed against us; and

•	the extent to which we acquire or invest in businesses, products and technologies.
      We have historically accessed the capital markets from time to time to raise adequate funds for operating needs and cash reserves. Although we believe we have adequate cash for at least the next 12 months, we may access capital markets when we believe market conditions or company needs merit doing so.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, all of which have a minimum investment rating of A1/P1, money market funds, and government and non-government debt securities. The average duration of all of our investments has generally been less than one year. Due to the short-

term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.
      The following table summarizes the maturity of the debt and projected annual weighted average interest rates on our equipment loan and convertible notes as of December 31, 2005.

					Value as of
					December 31,
	2006	2007-2009	2010-2012	Total	2005

Long-term debt — fixed rate
Maturity	$33,784	$100,053,796	$200,000,000	$300,087,580	$343,587,580
Weighted average interest rate	4.8%	4.5%	1.5%

Item 8.	Financial Statements and Supplementary Data
ATHEROGENICS, INC.

MANAGEMENT’S ANNUAL REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of AtheroGenics, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. AtheroGenics’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. AtheroGenics’ internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of AtheroGenics;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of AtheroGenics are being made only in accordance with authorizations of management and directors of AtheroGenics; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of AtheroGenics’ assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management, including AtheroGenics’ principal executive officer and principal financial officer, assessed the effectiveness of AtheroGenics’ internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on our assessment and those criteria, management believes that AtheroGenics maintained effective internal control over financial reporting as of December 31, 2005.
      AtheroGenics’ independent registered public accounting firm has issued an attestation report on management’s assessment of AtheroGenics’ internal control over financial reporting which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL
The Board of Directors and Shareholders of AtheroGenics, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that AtheroGenics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AtheroGenics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that AtheroGenics, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AtheroGenics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of AtheroGenics, Inc. as of December 31, 2005 and 2004, and the related statements of operations, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS
The Board of Directors and Shareholders of AtheroGenics, Inc.
      We have audited the accompanying balance sheets of AtheroGenics, Inc. as of December 31, 2005 and 2004, and the related statements of operations, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AtheroGenics, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AtheroGenics, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 9, 2006

ATHEROGENICS, INC.
BALANCE SHEETS

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$82,831,679	$15,888,919
Short-term investments	99,672,844	51,035,096
Prepaid expenses	2,639,900	2,634,297
Interest receivable and other current assets	900,192	566,208

Total current assets	186,044,615	70,124,520
Equipment and leasehold improvements, net of accumulated depreciation and amortization	4,108,462	1,940,011
Debt issuance costs and other assets	7,344,450	2,397,796

Total assets	$197,497,527	$74,462,327

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,188,461	$2,838,053
Accrued research and development	3,946,970	4,083,894
Accrued interest	2,750,000	1,500,000
Accrued compensation	2,649,640	1,239,247
Accrued and other liabilities	1,344,876	743,515

Total current liabilities	12,879,947	10,404,709
Convertible notes payable and equipment loan, net of current portion	300,053,796	100,000,000
Shareholders’ deficit:
Preferred stock, no par value: Authorized — 5,000,000 shares	—	—
Common stock, no par value:
Authorized — 100,000,000 shares; issued and outstanding —
38,143,678 and 37,368,658 shares at December 31, 2005 and 2004, respectively	178,830,421	175,713,265
Warrants	620,223	828,804
Deferred stock compensation	(59,045)	(324,607)
Accumulated deficit	(294,674,874)	(212,120,547)
Accumulated other comprehensive loss	(152,941)	(39,297)

Total shareholders’ deficit	(115,436,216)	(35,942,382)

Total liabilities and shareholders’ deficit	$197,497,527	$74,462,327

The accompanying notes are an integral part of these financial statements.

ATHEROGENICS, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

Revenues	$—	$—	$—
Operating expenses:
Research and development	71,278,945	59,235,833	46,660,960
General and administrative	9,050,290	6,607,506	5,930,675

Total operating expenses	80,329,235	65,843,339	52,591,635

Operating loss	(80,329,235)	(65,843,339)	(52,591,635)
Interest and other income	6,691,965	1,447,001	1,258,216
Interest expense	(8,917,057)	(5,192,894)	(1,954,402)

Net loss	$(82,554,327)	$(69,589,232)	$(53,287,821)

Net loss per share — basic and diluted	$(2.19)	$(1.88)	$(1.49)

Weighted average shares outstanding — basic and diluted	37,774,203	37,070,235	35,770,994

The accompanying notes are an integral part of these financial statements.

ATHEROGENICS, INC.
STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

						Accumulated
						Other
	Common Stock			Deferred		Comprehensive	Total
				Stock	Accumulated	(Loss)	Shareholders’
	Shares	Amount	Warrants	Compensation	Deficit	Income	(Deficit) Equity

Balance at January 1, 2003	28,133,560	$122,182,607	$798,076	$(1,243,786)	$(89,243,494)	$310	$32,493,713
Issuance of common stock for exercise of stock options at $.30 to $8.25 per share	340,395	1,382,972	—	—	—	—	1,382,972
Issuance of common stock for exercise of warrants	9,452	150,400	(150,400)	—	—	—	—
Issuance of common stock, net of issuance cost of $3,264,905	8,280,000	48,411,649	—	—	—	—	48,411,649
Adjustments to market value for variable stock options and warrants issued to non-employees	—	324,908	302,912	(627,820)	—	—	—
Amortization of deferred stock compensation	—	—	—	1,365,898	—	—	1,365,898
Net loss	—	—	—	—	(53,287,821)	—	(53,287,821)
Unrealized gain on available-for-sale securities	—	—	—	—	—	10,595	10,595

Comprehensive loss							(53,277,226)

Balance at December 31, 2003	36,763,407	172,452,536	950,588	(505,708)	(142,531,315)	10,905	30,377,006
Issuance of common stock for exercise of stock options at $.30 to $16.52 per share	495,265	2,783,894	—	—	—	—	2,783,894
Issuance of common stock for exercise of warrants	109,986	289,540	(289,540)	—	—	—	—
Adjustments to market value for variable stock options and warrants issued to non-employees	—	145,663	167,756	(313,419)	—	—	—
Amortization of deferred stock compensation	—	41,632	—	494,520	—	—	536,152
Net loss	—	—	—	—	(69,589,232)	—	(69,589,232)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(50,202)	(50,202)

Comprehensive loss							(69,639,434)

Balance at December 31, 2004	37,368,658	175,713,265	828,804	(324,607)	(212,120,547)	(39,297)	(35,942,382)
Issuance of common stock for exercise of stock options at $.10 to $14.86 per share	727,178	2,989,844	—	—	—	—	2,989,844
Issuance of common stock for exercise of warrants	47,842	154,768	(154,768)	—	—	—	—
Adjustments to market value for variable stock options and warrants issued to non-employees	—	(27,456)	(53,813)	81,269	—	—	—
Amortization of deferred stock compensation	—	—	—	184,293	—	—	184,293
Net loss	—	—	—	—	(82,554,327)	—	(82,554,327)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(113,644)	(113,644)

Comprehensive loss							(82,667,971)

Balance at December 31, 2005	38,143,678	$178,830,421	$620,223	$(59,045)	$(294,674,874)	$(152,941)	$(115,436,216)

The accompanying notes are an integral part of these financial statements.

ATHEROGENICS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

Operating activities
Net loss	$(82,554,327)	$(69,589,232)	$(53,287,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	808,599	883,312	839,503
Amortization of debt issuance costs	1,504,172	652,981	217,660
Amortization of deferred stock compensation	184,293	536,152	1,365,898
Changes in operating assets and liabilities:
Prepaid expenses	(5,603)	(1,490,291)	(977,011)
Interest receivable and other assets	(351,787)	(28,963)	(252,126)
Accounts payable	(649,592)	1,059,866	(181,108)
Accrued research and development	(136,924)	1,122,809	2,015,579
Accrued interest	1,250,000	(162,500)	1,662,500
Accrued compensation	1,410,393	200,340	81,851
Accrued and other liabilities	755,076	203,893	(133,345)

Net cash used in operating activities	(77,785,700)	(66,611,633)	(48,648,420)
Investing activities
Purchases of short-term investments	(200,633,447)	(76,544,056)	(128,913,764)
Sales and maturities of short-term investments	151,882,055	103,984,437	61,337,482
Purchases of equipment and leasehold improvements	(2,977,050)	(302,533)	(535,026)

Net cash (used in) provided by investing activities	(51,728,442)	27,137,848	(68,111,308)
Financing activities
Proceeds from the convertible notes	193,566,977	—	96,735,095
Proceeds from the exercise of common stock options	2,989,844	2,783,894	1,382,972
Payments on equipment loan	(99,919)	(479,439)	(444,068)
Proceeds from the issuance of common stock	—	—	48,411,649

Net cash provided by financing activities	196,456,902	2,304,455	146,085,648

Increase (decrease) in cash and cash equivalents	66,942,760	(37,169,330)	29,325,920
Cash and cash equivalents at beginning of year	15,888,919	53,058,249	23,732,329

Cash and cash equivalents at end of year	$82,831,679	$15,888,919	$53,058,249

Supplemental disclosures of cash flow information
Interest paid	$6,162,886	$4,676,472	$61,844
Re-measurement adjustment for variable options and warrants issued for technology license agreements and consulting agreements	$(81,269)	$313,419	$627,820
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

Cash and Cash Equivalents
      AtheroGenics considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. AtheroGenics’ cash equivalents consist primarily of money market accounts, commercial paper, government agency notes and corporate notes on deposit with several financial institutions, and the carrying amounts reported in the balance sheets approximate their fair value.

Short-Term Investments
      Short-term investments consist of government agency notes, corporate notes, commercial paper, auction rate securities and certificates of deposit with original maturities of greater than three months when purchased.
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

Research and Development Accrual
      As part of the process of preparing its financial statements, AtheroGenics is required to estimate expenses that it believes it has incurred, but has not yet been billed for. This process involves identifying services and activities that have been performed by third party vendors on its behalf and estimating the level to which they have been performed and the associated cost incurred for such service as of each

NOTES TO FINANCIAL STATEMENTS — (Continued)
balance sheet date in its financial statements. Examples of expenses for which AtheroGenics accrues include fees for professional services, such as those provided by certain clinical research organizations and investigators in conjunction with clinical trials, and fees owed to contract manufacturers in conjunction with the manufacture of clinical trial materials. AtheroGenics makes these estimates based upon progress of activities related to contractual obligations and also information received from vendors.

Research and Development and Patent Costs
      Research and development costs, including all related salaries, clinical trial expenses, facility costs and expenditures related to obtaining patents, are charged to expense when incurred.

Stock-Based Compensation
      AtheroGenics has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), in accounting for its stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). AtheroGenics accounts for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), an amendment to SFAS 123, requires disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.
      The following table illustrates the effect on net loss and net loss per share as if the fair value based method had been applied to all outstanding and unvested options in each period, based on the provisions of SFAS 123 and SFAS 148.

	2005	2004	2003

Net loss, as reported	$(82,554,327)	$(69,589,232)	$(53,287,821)
Add: Stock-based employee compensation expense included in reported net loss	—	57,511	553,309
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,764,619)	(6,125,770)	(3,375,253)

Pro forma net loss	$(91,318,946)	$(75,657,491)	$(56,109,765)

Net loss per share:
Basic and diluted, as reported	$(2.19)	$(1.88)	$(1.49)

Basic and diluted, pro forma	$(2.42)	$(2.04)	$(1.57)

      The fair value for these options (which are granted with an exercise price equal to fair market value on the grant date) was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	2005	2004	2003

Expected life	5 years	5 years	5 years
Risk free interest rate	4.21%	4.25%	3.91%
Volatility	77.75%	78.67%	81.10%
Fair value of grants	$8.80	$15.27	$9.64

NOTES TO FINANCIAL STATEMENTS — (Continued)

Income Taxes
      The liability method is used in accounting for income taxes. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are anticipated to reverse.

Comprehensive Income (Loss)
      AtheroGenics computes comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities. Comprehensive loss was $82,667,971, $69,639,434 and $53,277,226 for the years ended December 31, 2005, 2004 and 2003, respectively.

Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which revises SFAS 123 and supersedes APB 25. SFAS 123(R) requires that companies recognize compensation expense associated with stock option grants and other equity instruments to employees in the financial statements and is effective as of January 1, 2006. SFAS 123(R) applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. Under SFAS 123(R), AtheroGenics must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods are either a modified prospective method or a modified retrospective method. The modified prospective method requires that compensation expense be recorded for all unvested options at the beginning of the first quarter of adoption of SFAS 123(R), while the modified retrospective method requires that compensation expense be recorded for all unvested options beginning with the first period presented. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. AtheroGenics will adopt the provisions of SFAS 123(R) as of January 1, 2006 and it intends to use the modified prospective method and the Black-Scholes valuation model for valuing share-based payments. AtheroGenics expects that the adoption will have a material impact on its results of operations and net loss per share. The actual impact of SFAS 123(R) cannot be predicted at this time because it will depend on levels of stock option grants and changes in valuation assumptions. However, had AtheroGenics adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as previously described in the pro forma disclosures.

2.	Short-Term Investments
      Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition. AtheroGenics has invested primarily in corporate notes and commercial paper, all of which have a minimum investment rating of A1/P1, and government agency notes. The realized loss from the sale of investments was $11,768 for the year ended December 31, 2005. There were no realized gains or losses from the sale of investments for the year ended December 31, 2004.

NOTES TO FINANCIAL STATEMENTS — (Continued)
The cumulative unrealized losses were $152,941 and $39,297 at December 31, 2005 and 2004, respectively. The following table summarizes the estimated fair value of AtheroGenics’ short-term investments:

	December 31,

	2005	2004

Corporate notes	$46,246,424	$10,751,955
Government agency notes	37,216,713	19,803,045
Commercial paper	14,708,628	9,939,363
Auction rate securities	—	10,500,000
Certificate of deposit	1,501,079	40,733

Total	$99,672,844	$51,035,096

      All available-for-sale securities held at December 31, 2005 will mature during 2006.

3.	Equipment and Leasehold Improvements
      Equipment and leasehold improvements consist of the following:

	December 31,

	2005	2004

Laboratory equipment	$2,564,319	$2,538,760
Leasehold improvements	1,959,129	1,563,084
Construction-in-progress	1,877,596	—
Computer and office equipment	1,757,905	1,479,392

	8,158,949	5,581,236
Accumulated depreciation and amortization	(4,050,487)	(3,641,225)

Net equipment and leasehold improvements	$4,108,462	$1,940,011

      In March 2005, AtheroGenics had committed to purchase approximately $3,500,000 of commercial manufacturing equipment for AGI-1067, to be delivered in 2006. As of December 31, 2005 $1,860,765 has been recorded in construction-in-progress for this equipment.

4.	Convertible Notes Payable and Equipment Loans
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
      The notes may be converted into shares of AtheroGenics’ common stock, at the option of the holder, prior to the close of business on September 1, 2008 at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, representing a conversion price of approximately $15.34, subject to adjustment. Under certain circumstances, AtheroGenics may be obligated to redeem all or part of the notes prior to their maturity at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the maturity date.
      In January 2005, AtheroGenics issued $200,000,000 in aggregate principal amount of 1.5% convertible notes due February 1, 2012 with interest payable semi-annually in February and August. Net proceeds to AtheroGenics were approximately $193,600,000, after deducting expenses and underwriter’s discounts and

NOTES TO FINANCIAL STATEMENTS — (Continued)
commissions. The issuance costs related to the notes are recorded as debt issuance costs and other assets and are being amortized to interest expense over the seven-year life of the notes.
      The 1.5% convertible notes may be converted into shares of AtheroGenics’ common stock, at the option of the holder, at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, which represents a conversion price of approximately $25.92, subject to adjustment. Under certain circumstances, AtheroGenics may be obligated to redeem all or part of the 1.5% convertible notes prior to their maturity at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the maturity date. In addition, under certain circumstances, AtheroGenics may adjust the conversion rate.
      As of December 31, 2005, AtheroGenics has reserved a total of 14,234,953 shares of common stock for future issuance in connection with the 4.5% convertible notes and the 1.5% convertible notes. In addition, as of December 31, 2005, there was approximately $1,500,000 of accrued interest related to the 4.5% convertible notes, which is due March 1, 2006, and $1,250,000 of accrued interest related to the 1.5% convertible notes, which is due February 1, 2006.
      In March 2002, AtheroGenics entered into an equipment loan facility, as amended, with Silicon Valley Bank for up to a maximum amount of $2,500,000 to be used to finance existing and new equipment purchases. The equipment loan facility was paid in full during 2005.
      In June 2005, AtheroGenics entered into an equipment loan for approximately $103,800 for the purchase of software and computer equipment. The loan is payable over 36 months at an annual interest rate of 4.78%.
      Maturities of long-term debt as of December 31, 2005 are as follows:

2007	$35,435
2008	100,018,361
2012	200,000,000

$300,053,796

5.	Net Loss Per Share
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
      During all periods presented, AtheroGenics had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per

NOTES TO FINANCIAL STATEMENTS — (Continued)
share, as their effect would have been antidilutive. These outstanding securities consist of the following at the dates indicated:

	Year Ended December 31,

	2005	2004	2003

Shares underlying convertible notes	14,234,953	6,518,904	6,518,904
Options	4,375,632	4,955,801	4,403,179
Warrants	82,436	142,310	267,622

Total	18,693,021	11,617,015	11,189,705

Weighted average conversion price of shares underlying convertible notes	$22.39	$15.34	$15.34

Weighted average exercise price of options	$11.17	$10.20	$6.27

Weighted average exercise price of warrants	$5.64	$4.78	$4.32

      Because AtheroGenics reported a net loss for all periods presented, shares associated with stock options, warrants and the convertible notes are not included because they are antidilutive. Basic and diluted net loss per share amounts are the same for the periods presented.

6.	Common Stock
      In November 2001, AtheroGenics’ Board of Directors adopted a Shareholder Rights Plan, declaring a dividend distribution of one common stock purchase right on each outstanding share of its common stock. Until the rights become exercisable, the rights will trade automatically with the common stock of AtheroGenics and separate rights certificates will not be issued. Under the rights plan, each right consists of an initial right and subsequent rights. Initial rights will be exercisable only if a person or group acquires 15% or more of AtheroGenics’ common stock, whether through open market or private purchases or consummation of a tender or exchange offer. Any shareholders who owned, as of November 9, 2001, in excess of 17% of AtheroGenics’ common stock will be permitted to acquire up to an aggregate of 20% of AtheroGenics’ outstanding common stock without triggering the rights plan. If, following the exercise of initial rights, a person or group again acquires 15% or more of AtheroGenics’ common stock, or a person or group who had previously acquired 15% or more of AtheroGenics’ common stock acquires an additional 10% or more of the common stock, the subsequent rights become exercisable. Each right will initially entitle shareholders to buy eight shares of common stock at an exercise price equal to 20% of the then current market value of the common stock, calculated and adjusted according to the terms of the rights plan. The number of shares that can be purchased upon exercise will increase as the number of shares held by the bidder increases.
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

7.	Stock Options and Warrants
      During 1995, AtheroGenics established a stock option plan (the “1995 Plan”) which, as amended, provided that options to purchase AtheroGenics’ common stock could be granted to employees, directors,

NOTES TO FINANCIAL STATEMENTS — (Continued)
consultants or contractors with exercise prices not less than 75% of the fair values of the shares on the dates of grant.
      The 1995 Plan, as amended, authorized the grant of options for up to 1,264,084 shares of AtheroGenics’ common stock. Options granted under the 1995 Plan vest over periods ranging from the date of grant to five years from that date. The 1995 Plan expired in 2005 and 17,800 shares that were available for grant expired. No options remained outstanding under the 1995 Plan at December 31, 2005.
      During 1997, AtheroGenics established an equity ownership plan (the “1997 Plan”) whereby options to purchase AtheroGenics’ common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair value of the shares on the dates of grant. The 1997 Plan, as amended, authorizes the grant of options for up to 3,724,416 shares of AtheroGenics’ common stock. As of December 31, 2005, AtheroGenics had 1,577,172 shares of common stock reserved for issuance under the 1997 Plan in connection with outstanding options or future grants. The 1997 Plan allows for grants of non-qualified options, incentive stock options and shares of restricted stock. Non-qualified options granted under the 1997 Plan may vest immediately for non-employees, but vest over a four-year period for employees. Incentive stock options generally vest over four years. The majority of the stock options granted under the 1997 Plan are incentive stock options.
      During 2001, AtheroGenics established an equity ownership plan (the “2001 Plan”) whereby options to purchase AtheroGenics’ common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair value of the shares on the dates of grant. The 2001 Plan authorizes the grant of options for up to 2,000,000 shares of AtheroGenics’ common stock. As of December 31, 2005, AtheroGenics had 1,677,668 shares of common stock reserved for issuance under the 2001 Plan in connection with outstanding options or future grants. The terms of the 2001 Plan are substantially similar to the terms of the 1997 Plan.
      During 2004, AtheroGenics established an equity ownership plan (the “2004 Plan”) whereby options to purchase AtheroGenics’ common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair value of the shares on the dates of grant. The 2004 Plan authorizes the grant of options for up to 4,500,000 shares of AtheroGenics’ common stock. As of December 31, 2005, AtheroGenics had 4,500,000 shares of common stock reserved for issuance under the 2004 Plan in connection with outstanding options or future grants. The terms of the 2004 Plan are substantially similar to the terms of the 2001 Plan and the 1997 Plan.

NOTES TO FINANCIAL STATEMENTS — (Continued)
      A summary of stock option activity under the 1995 Plan, the 1997 Plan, the 2001 Plan and the 2004 Plan follows:

			Weighted
	Number of		Average
	Shares	Price Range	Price

Outstanding at January 1, 2003	3,895,420	$.10 – $9.88	$4.06
Granted	986,983	7.55 – 16.65	14.40
Exercised	(340,395)	.30 – 8.25	4.06
Canceled	(138,829)	.31 – 14.51	7.68

Outstanding at December 31, 2003	4,403,179	.10 – 16.65	6.27
Granted	1,166,125	14.38 – 32.95	23.16
Exercised	(496,908)	.30 – 16.52	5.72
Canceled	(116,595)	4.53 – 14.93	10.23

Outstanding at December 31, 2004	4,955,801	.10 – 32.95	10.20
Granted	317,900	10.74 – 18.55	13.46
Exercised	(727,178)	.10 – 14.86	4.11
Canceled	(170,891)	6.05 – 25.30	17.49

Outstanding at December 31, 2005	4,375,632	.30 – 32.95	11.17

      The following table summarizes information concerning currently outstanding and exercisable options granted under the 1997 Plan, the 2001 Plan and the 2004 Plan as of December 31, 2005.

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Remaining Years	Exercise Price	Exercisable	Exercise Price

$ .30 – $5.00	1,174,466	3.97	$1.01	1,174,466	$1.01
5.75 – 10.74	1,106,296	6.53	7.12	898,378	6.96
11.16 – 19.20	1,162,912	8.34	15.11	521,640	14.76
22.87 – 32.95	931,958	8.91	23.86	319,881	24.22

.30 – 32.95	4,375,632	6.83	11.17	2,914,365	7.85

      In 1999 and 2000, in connection with the grant of certain options to employees, AtheroGenics recorded non-cash deferred stock compensation of $13,989,088, representing the difference between the exercise price and the deemed fair value of AtheroGenics’ common stock on the dates these stock options were granted. Deferred stock compensation is included as a reduction of shareholders’ (deficit) equity and is being amortized to expense using the graded vesting method. The graded vesting method provides for vesting of each portion of the overall award over its respective vesting period, and results in higher vesting in earlier years than straight-line vesting. These options were fully amortized in 2004. During 2004 and 2003, AtheroGenics recorded amortization of deferred stock compensation for these options of $57,511 and $553,309, respectively.
      In June 2001, in connection with the grant of certain warrants as part of a licensing agreement with National Jewish Medical and Research Center and options granted for the addition of new members to the Scientific Advisory Board, AtheroGenics recorded non-cash deferred stock compensation of $1,092,200. In August 2005 and December 2004, in connection with the modification of certain options held by employees who changed their status to become consultants, AtheroGenics recorded non-cash deferred stock compensation of $17,155 and $18,685, respectively. The fair value of the warrants and options for purposes of these calculations was determined by using the Black-Scholes model. These amounts are

NOTES TO FINANCIAL STATEMENTS — (Continued)
included as a reduction of shareholders’ (deficit) equity and are being amortized over the vesting periods of the individual warrants and options. During 2005, 2004 and 2003, an additional $(81,269), $313,419 and $627,820, respectively, of non-cash deferred stock compensation was recorded due to re-measurement of the fair value of the options and warrants at each measurement date. During 2005, 2004 and 2003, AtheroGenics recorded a total of $184,293, $478,641 and $812,589, respectively, of amortization of deferred stock compensation for these options and warrants. At December 31, 2005, 56,000 shares of common stock were reserved for issuance upon the exercise of these outstanding warrants.
      At December 31, 2005, AtheroGenics had a total of $59,045 remaining to be amortized over the vesting periods of all of the option and warrant grants discussed above, which ends in 2006.

8.	Employee Benefit Plan
      AtheroGenics has a defined contribution plan covering eligible employees, which is qualified under Section 401(k) of the Internal Revenue Code (“IRC”). Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the IRC. AtheroGenics may make a discretionary contribution. During 2005, AtheroGenics matched 50% of employees’ contributions, up to a maximum of 6% of the employees’ annual base compensation. AtheroGenics’ contributions to the plan for 2005, 2004 and 2003 aggregated $237,652, $204,094 and $161,576, respectively. AtheroGenics’ stock is not an eligible investment under this plan.

9.	Income Taxes
      At December 31, 2005, AtheroGenics had net operating loss carryforwards and research and development credit carryforwards of $299,097,178 and $9,360,213, respectively, for income tax purposes, which both begin to expire in 2010. The significant components of the deferred tax assets are:

	December 31,

	2005	2004

Net operating loss carryforwards	$113,542,150	$78,154,551
Research credits	9,360,213	6,366,269
Deferred stock compensation	501,775	3,075,991
Other	396,948	194,803

Total deferred tax assets	123,801,086	87,791,614
Valuation allowance	(123,801,086)	(87,791,614)

Net deferred tax assets	$—	$—

      Because of AtheroGenics’ lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased $36,009,472 and $29,967,355 in 2005 and 2004, respectively, due to the change in net cumulative tax differences and the excess tax benefit from disqualifying dispositions of incentive stock options.
      AtheroGenics’ net operating loss carryforwards and research and development credit carryforwards may be subject to certain IRC Section 382 and Section 383 limitations on annual utilization in the event of changes in ownership. These limitations could significantly reduce the amount of the net operating loss carryforwards available in the future. The utilization of the carryforwards is dependent upon the timing and extent of AtheroGenics’ future profitability. The annual limitations combined with the expiration dates of the carryforwards may prevent the utilization of all of the net operating loss and research and development credit carryforwards if AtheroGenics does not attain sufficient profitability by the expiration dates of the carryforwards.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies
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
      At December 31, 2005, AtheroGenics’ minimum aggregate commitments under long-term, non-cancelable operating leases are as follows:

2006	$1,369,315
2007	1,349,238
2008	1,213,267
2009	203,676
Thereafter	—

$4,135,496

      Net rent expense under operating leases amounted to $1,161,682, $1,050,333 and $1,026,495 in 2005, 2004 and 2003, respectively.
      In March 2005, AtheroGenics committed to purchase approximately $3,500,000 of commercial manufacturing equipment for AGI-1067 to be delivered in 2006. The cost of the equipment will be shared by both AtheroGenics and AstraZeneca as part of the joint license and collaboration agreements that were signed in December 2005.
      In October 2005, AtheroGenics entered into a commercial supply agreement with The Dow Chemical Company for the manufacture of the bulk active ingredient of AGI-1067. The agreement also provides for the manufacture of Probucol USP, the starting material used in the manufacturing process of AGI-1067. Under AtheroGenics’ joint license and collaboration agreement with AstraZeneca, the manufacturing agreement with Dow will be assigned to AstraZeneca which is responsible for all of the AGI-1067 manufacturing, packaging and labeling activities.

11.	Related Party Transactions
      AtheroGenics had a sublease agreement for a portion of its office and laboratory space with Inhibitex, Inc. The monthly lease payments averaged approximately $14,200. The lease term ended on December 31, 2005. The President and Chief Executive Officer of AtheroGenics and the Chairman of AtheroGenics’ Board of Directors are both members of the Inhibitex, Inc. Board of Directors.

12.	Subsequent Event
      In January 2006, AtheroGenics exchanged $14,000,000 in aggregate principal amount of the 4.5% convertible notes for 1,085,000 shares of AtheroGenics’ common stock. In accordance with SFAS 84, Induced Conversion of Convertible Debt, this transaction will result in a non-cash charge of approximately $3,500,000
      In February 2006, AtheroGenics received an upfront license fee of $50,000,000 as part of a license and collaboration agreement with AstraZeneca, announced in December 2005, for the global development and commercialization of AGI-1067. In addition to the upfront license fee and subject to the achievement of specific milestones, including a successful outcome in ARISE, AtheroGenics will be eligible for development and regulatory milestones of up to an aggregate of $300,000,000. The agreement also provides

NOTES TO FINANCIAL STATEMENTS — (Continued)
for progressively demanding sales performance related milestones of up to an additional $650,000,000 in the aggregate. In addition, AtheroGenics will also receive royalties on product sales. AstraZeneca has the right to terminate the license and collaboration agreement at specified periods as further described in Item 1. “Business — Collaborations” of this Form 10-K.

13.	Quarterly Results of Operations (Unaudited)
      The following is a summary of the unaudited quarterly results of operations:

	Year Ended December 31, 2005

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating loss	$(17,975,888)	$(21,612,599)	$(22,541,263)	$(18,199,485)
Net loss	(18,631,557)	(22,205,379)	(23,057,352)	(18,660,039)
Net loss per share data:
Basic and diluted	(0.50)	(0.59)	(0.61)	(0.49)

	Year Ended December 31, 2004

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating loss	$(15,680,847)	$(15,597,955)	$(18,046,883)	$(16,517,654)
Net loss	(16,602,700)	(16,525,159)	(19,003,116)	(17,458,257)
Net loss per share data:
Basic and diluted	(0.45)	(0.45)	(0.51)	(0.47)
      Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Management’s annual report on internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting, as well as an attestation report from our independent registered public accounting firm on management’s assessment of the effectiveness of our internal control over financial reporting. Management’s annual report on internal control over financial reporting and the related attestation report from our independent registered public accounting firm are located in Item 8 of this Form 10-K and are incorporated herein by reference.
      Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for AtheroGenics. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.
      Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      We have set forth information relating to the directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934 under the captions “Nominees,” “Executive Officers and Directors,” “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in our proxy statement for our 2006 annual meeting of shareholders to be held on April 26, 2006. We are incorporating this information by reference in this Form 10-K. Our definitive proxy statement will be filed with the SEC no later than 120 days after December 31, 2005.
Code of Ethics
      We have adopted a code of business conduct and ethics for directors, officers and employees, including our principal executive officer and principal financial officer, known as the AtheroGenics, Inc. Code of Business Conduct and Ethics. You may request a free copy from:

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

(1)	Financial Statements, filed as part of this report
           Report of Independent Registered Public Accounting Firm on Financial Statements
           Report of Independent Registered Public Accounting Firm on Internal Control
           Balance Sheets as of December 31, 2005 and 2004
           Statements of Operations for the years ended December 31, 2005, 2004 and 2003
           Statements Shareholders’ (Deficit) Equity for the years ended December 31, 2005, 2004 and 2003
           Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
           Notes to Financial Statements

(2) Financial Statement Schedules
           No financial statement schedules are provided, because the information called for is not required or is shown either in the financial statements or the notes thereto.

(3) Listing of Exhibits

Exhibit No.		Description

3.01	—	Fourth Amended and Restated Articles of Incorporation of AtheroGenics, Inc. (filed as Exhibit 3.01 to Amendment No. 1 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on April 6, 2005 and incorporated herein by reference).
3.02	—	Third Amended and Restated Bylaws of AtheroGenics, Inc., as amended (filed as Exhibit 3.02 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
4.01	—	Form of Common Stock Certificate (filed as Exhibit 4.01 to Amendment No. 4 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on August 4, 2000 and incorporated herein by reference).
4.02	—	Rights Agreement dated as of November 9, 2001 between AtheroGenics, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.4 of AtheroGenics’ Form 8-K on November 19, 2001 and incorporated herein by reference).
4.03	—	Indenture dated August 19, 2003 between AtheroGenics, Inc. and The Bank of New York Trust Company of Florida N.A., as Trustee (filed as Exhibit 4.1 to AtheroGenics’ Registration Statement on Form S-3, Registration No. 333-110160, on October 31, 2003, and incorporated herein by reference).
4.04	—	Global 4 1/2% Convertible Note Due 2008 (filed as Exhibit 4.04 to Amendment No. 1 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on April 6, 2005 and incorporated herein by reference).
4.05	—	Indenture dated January 12, 2005 between AtheroGenics, Inc. and The Bank of New York Trust Company of Florida N.A., as Trustee, including the form of Global 1.50% Convertible Note Due 2012 filed as Appendix A thereto (filed as Exhibit 4.5 to AtheroGenics’ Registration Statement on Form S-3, Registration No. 333-123895, on April 6, 2005 and incorporated herein by reference).
10.01	—	Amended and Restated Master Rights Agreement dated October 31, 1995, as amended by First Amendment dated November 1, 1995; Second Amendment dated July 30, 1996; Third Amendment dated April 13, 1999; Fourth Amendment dated May 11, 1999; and Fifth Amendment dated August 30, 1999 (filed as Exhibit 4.02 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

Exhibit No.			Description

10	.02+	—	Exclusive License Agreement dated July 17, 1998 between The Regents of the University of California and AtheroGenics, Inc. (filed as Exhibit 10.02 to Amendment No. 4 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on August 4, 2000 and incorporated herein by reference).
10	.03+	—	License Agreement dated January 11, 1995 between Emory University and AtheroGenics, Inc. (filed as Exhibit 10.03 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).
10	.04+	—	Patent Purchase Agreement dated April 26, 1995 between AtheroGenics, Inc. and Sampath Parthasarathy, together with Services Agreement dated April 26, 1995 between AtheroGenics, Inc. and Sampath Parthasarathy (filed as Exhibit 10.04 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).
10	.05+	—	Sponsored Research Agreement dated October 14, 1996 between Emory University and AtheroGenics, Inc. (filed as Exhibit 10.05 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).
10	.06#	—	AtheroGenics, Inc. 1995 Stock Option Plan, together with form of nonqualified stock option agreement (filed as Exhibit 10.07 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).
10	.07#	—	AtheroGenics, Inc. 1997 Equity Ownership Plan, as amended by Amendment No. 1 and Amendment No. 2 (filed as Exhibit 10.08 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).
10.08		—	Preferred Shares Purchase Warrant dated August 24, 1998 between AtheroGenics, Inc. and certain Lenders named therein (filed as Exhibit 10.09 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).
10.09		—	Series C Convertible Preferred Stock Purchase Warrants of AtheroGenics, Inc. (filed as Exhibit 10.10 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).
10.10		—	Promissory Note dated April 1, 1999 between Inhibitex, Inc. and AtheroGenics, Inc. (filed as Exhibit 10.11 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).
10	.11++	—	Lease Agreement dated June 19, 1998 between Cousins Properties, Inc. and AtheroGenics, Inc. (filed as Exhibit 10.12 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).
10	.12#	—	Employment Agreement dated March 1, 2001 between AtheroGenics, Inc. and Russell M. Medford (filed as Exhibit 10.14 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10.13		—	Amendment dated January 1, 2001 to Promissory Note dated April 1, 1999 between Inhibitex, Inc. and AtheroGenics, Inc. (filed as Exhibit 10.15 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10	.14+	—	Exclusive License Agreement dated as of June 29, 2001 between AtheroGenics, Inc. and National Jewish Medical and Research Center (filed as Exhibit 10.17 to Amendment No. 1 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-64228, on July 23, 2001 and incorporated herein by reference).
10	.15#	—	AtheroGenics, Inc. 2001 Equity Ownership Plan (filed as Appendix B to the proxy statement on Schedule 14A for AtheroGenics’ 2001 Annual Shareholders’ Meeting as filed on March 22, 2001 and incorporated herein by reference).

Exhibit No.			Description

10.16		—	Equipment Term Note dated March 6, 2002 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.20(b) to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).
10.17		—	Loan and Security Agreement dated March 6, 2002 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.20(c) to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).
10.18		—	First Loan Modification dated June 20, 2003 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.23 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
10.19		—	Second Loan Modification dated August 13, 2003 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.25 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.20		—	Third Loan Modification dated December 29, 2003 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.26 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.21		—	Negative Pledge Agreement dated December 29, 2003 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.27 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10	.22#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and Mark P. Colonnese (filed as Exhibit 10.28 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).
10	.23#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and Martin A. Wasserman (filed as Exhibit 10.29 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).
10	.24#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and Robert A. D. Scott (filed as Exhibit 10.30 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).
10	.25#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and W. Charles Montgomery (filed as Exhibit 10.31 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).
10	.26#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan (filed as Appendix B to the proxy statement on Schedule 14A for AtheroGenics’ 2004 Annual Shareholders’ Meeting as filed on March 26, 2004 and incorporated herein by reference).
10	.27#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan form of incentive equity ownership agreement and form of directors’ nonqualified equity ownership agreement (filed as Exhibit 10.33 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on March 16, 2005 and incorporated herein by reference).
10	.28#	—	Summary of non-employee director compensation (filed as the first paragraph under the caption “Director Compensation” in the proxy statement on Schedule 14A for AtheroGenics’ 2005 Annual Meeting of Shareholders as filed with the SEC on March 28, 2005 and incorporated herein by reference).
10	.29#	—	Summary of non-employee directors compensation and 2005 executive officers target cash incentive (filed under Item 1.01 of AtheroGenics, Inc. Form 8-K on April 29, 2005 and incorporated herein by reference).
10	.30#	—	Employment Agreement dated May 31, 2005 between AtheroGenics, Inc. and Joseph M. Gaynor, Jr. (filed as Exhibit 10.1 to AtheroGenics’ Current on Form 8-K on June 30, 2005 and incorporated herein by reference).
10	.31#	—	Transition Agreement dated June 22, 2005 between AtheroGenics, Inc. and Martin A. Wasserman (filed as Exhibit 10.1 to AtheroGenics’ Current Report on Form 8-K on July 22, 2005 and incorporated herein by reference).

Exhibit No.			Description

10	.32+	—	First Amendment dated August 3, 2005 to License Agreement dated January 11, 1995 between AtheroGenics, Inc. and Emory University (filed as Exhibit 10.1 to AtheroGenics’ Current Report on Form 10-Q on November 2, 2005 and incorporated herein by reference).
10.33		—	Registration Rights Agreement dated January 12, 2005 among AtheroGenics, Inc., as Issuer, and Morgan Stanley & Co. Incorporated, Lehman Brothers, Inc., JPMorgan Securities, Inc. and Lazard Freres & Co., as Initial Purchasers (filed as Exhibit 99.1 to AtheroGenics’ Current Report on Form 8-K on January 12, 2005 and incorporated herein by reference).
10	.34*+	—	Commercial Supply Agreement for Production of AGI-1067 and Probucol between The Dow Chemical Company and AtheroGenics, Inc., dated October 6, 2005.
10	.35*+	—	License and Collaboration Agreement between AtheroGenics, Inc and IPR Pharmaceuticals, LP, dated December 22, 2005.
10	.36*+	—	Co-Promotion Agreement by and between AstraZeneca Pharmaceuticals LP and AtheroGenics, Inc., dated as of December 22, 2005
10	.37*+	—	Transition Services Agreement, by and between IPR Pharmaceuticals, LP and AtheroGenics, Inc., dated December 22, 2005.
10	.38#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan form of nonqualified equity ownership agreement (filed as Exhibit 10.02 to AtheroGenics’ Current Report on Form 8-K on March 10, 2006 and incorporated herein by reference).
23	.01*	—	Consent of Ernst & Young LLP.
24	.01*	—	Powers of Attorney.
31	.1*	—	Certifications of Chief Executive Officer under Rule 13a-14(a).
31	.2*	—	Certifications of Chief Financial Officer under Rule 13a-14(a).
32*		—	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

*	Filed herewith.

**	Filed as the exhibit of the same number with AtheroGenics’ registration statement on Form S-1, Registration No. 333-31140, declared effective by the SEC on August 8, 2000, and incorporated herein by reference.

+	Certain confidential information contained in this document has been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

++	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2006.

ATHEROGENICS, INC.

By:	/s/ RUSSELL M. MEDFORD

Russell M. Medford, M.D., Ph.D.
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

Principal Executive Officer:

/s/ RUSSELL M. MEDFORD Russell M. Medford		President and Chief Executive Officer, Director	March 10, 2006

Principal Financial and Principal Accounting Officer:

/s/ MARK P. COLONNESE Mark P. Colonnese		Senior Vice President of Finance and Administration and Chief Financial Officer	March 10, 2006

* Michael A. Henos		Director	March 10, 2006

* R. Wayne Alexander		Director	March 10, 2006

* David Bearman		Director	March 10, 2006

* Vaughn D. Bryson		Director	March 10, 2006

* T. Forcht Dagi		Director	March 10, 2006

* Arthur M. Pappas		Director	March 10, 2006

* William A. Scott		Director	March 10, 2006

*By:	/s/ JOSEPH M. GAYNOR Joseph M. Gaynor, Jr. Attorney-in-Fact