Form 10-Q
period 2006-03-31
ATHEROGENICS INC
filed 2006-05-08
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Large accelerated filer [ ]     Accelerated filer [ X ]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [ X ]

As of May 5, 2006 there were 39,435,090 shares of the registrant's common stock outstanding.

_________________________

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Condensed Financial Statements (unaudited)

Condensed Balance Sheets
March 31, 2006 and December 31, 2005	1

Condensed Statements of Operations
Three months ended March 31, 2006 and 2005	2

Condensed Statements of Cash Flows
Three months ended March 31, 2006 and 2005	3

Notes to Condensed Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 6. Exhibits	15

SIGNATURES	16

i

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements
ATHEROGENICS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$81,934,748	$82,831,679
Short-term investments	127,535,049	99,672,844
Prepaid expenses	3,708,592	2,639,900
Interest and other receivables	2,921,896	900,192
Total current assets	216,100,285	186,044,615

Equipment and leasehold improvements, net of accumulated depreciation
and amortization	4,405,100	4,108,462
Debt issuance costs and other assets	6,734,268	7,344,450
Total assets	$227,239,653	$197,497,527

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$3,479,290	$2,188,461
Accrued research and development	3,036,223	3,946,970
Accrued and other liabilities	1,368,492	1,344,876
Accrued interest	770,000	2,750,000
Accrued compensation	533,790	2,649,640
Current portion of deferred revenue	25,000,000	—
Total current liabilities	34,187,795	12,879,947

Convertible notes payable and equipment loan, net of current portion	286,045,095	300,053,796
Long-term portion of deferred revenue	20,833,333	—

Shareholders' deficit:
Preferred stock, no par value: Authorized—5,000,000 shares	—	—
Common stock, no par value:
Authorized—100,000,000 shares; issued and outstanding —
39,381,022 and 38,143,678 shares at March 31, 2006
and December 31, 2005, respectively	199,607,034	178,771,376
Warrants	613,021	620,223
Accumulated deficit	(313,899,681)	(294,674,874)
Accumulated other comprehensive loss	(146,944)	(152,941)
Total shareholders' deficit	(113,826,570)	(115,436,216)
Total liabilities and shareholders' deficit	$227,239,653	$197,497,527

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2006	2005

License fee revenue	$4,166,667	$—

Operating expenses:
Research and development	16,260,622	16,155,070
General and administrative	3,707,333	1,820,818
Total operating expenses	19,967,955	17,975,888

Operating loss	(15,801,288)	(17,975,888)
Interest and other income	2,205,234	1,447,904
Interest expense	(2,107,517)	(2,103,573)
Other expense	(3,521,236)	—
Net loss	$(19,224,807)	$(18,631,557)

Net loss per share - basic and diluted	$(0.49)	$(0.50)

Weighted average shares outstanding - basic and diluted	39,202,076	37,532,613

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2006	2005

Operating activities
Net loss	$(19,224,807)	$(18,631,557)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Amortization of license fee	(4,166,667)	—
Loss on debt conversion	3,524,236	—
Stock-based compensation	2,039,090	43,393
Depreciation and amortization	221,393	189,872
Amortization of debt issuance costs	373,253	318,007
Changes in operating assets and liabilities:
Interest and other receivables	(2,021,704)	(475,566)
Prepaid expenses	(1,068,692)	1,587,439
Accounts payable	1,290,829	606,639
Accrued compensation	(2,115,850)	(785,269)
Accrued interest	(1,704,750)	(466,667)
Accrued research and development	(910,747)	(1,638,953)
Accrued and other liabilities	23,211	54,998
Deferred revenue	50,000,000	—
Net cash provided by (used in) operating activities	26,258,795	(19,197,664)

Investing activities
Purchases of short-term investments	(30,087,721)	(80,437,505)
Sales and maturities of short-term investments	2,231,513	2,890,272
Purchases of equipment and leasehold improvements	(518,031)	(86,114)
Net cash used in investing activities	(28,374,239)	(77,633,347)

Financing activities
Proceeds from the exercise of common stock options	1,226,809	816,002
Payments on equipment loan facility	(8,296)	(83,622)
Proceeds from the issuance of 1.5% convertible notes	—	193,566,977
Net cash provided by financing activities	1,218,513	194,299,357

(Decrease) increase in cash and cash equivalents	(896,931)	97,468,346
Cash and cash equivalents at beginning of period	82,831,679	15,888,919
Cash and cash equivalents at end of period	$81,934,748	$113,357,265

Supplemental disclosures
Interest paid	$3,435,000	$2,252,233

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

2. Basis of Presentation

The accompanying unaudited condensed financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for a fair presentation of the financial position, results of operations and cash flows of AtheroGenics for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of results for the full year.

The interim results should be read in conjunction with the financial statements and notes thereto included in AtheroGenics' Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 10, 2006 (the “Form 10-K”). Shareholders are encouraged to review the Form 10-K for a broader discussion of the opportunities and risks inherent in AtheroGenics' business. Copies of the Form 10-K are available on request.

3. Revenue Recognition

AtheroGenics recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements.

In accordance with SAB 104, license fees, which are nonrefundable, are recognized when the related license agreements specify that no further efforts or obligations are required of us. In February 2006, AtheroGenics received a $50 million license fee in connection with our license and collaboration agreement with AstraZeneca. The upfront license payment will be recognized on a straight-line basis over the 24-month period that AtheroGenics estimates it is obligated to provide services to the licensee. In 2006, revenues will be approximately $23 million related to the amortization of the upfront license fee from AstraZeneca.

4. Net Loss per Share

Statement of Financial Account Standards (“SFAS”) No. 128, Earnings per Share, requires presentation of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that diluted earnings per share reflects the potential dilution that would occur if outstanding options, warrants and convertible notes were exercised. Because AtheroGenics reported a net loss for all periods presented, shares associated with stock options, warrants and convertible notes are not included because their effect would be antidilutive. Basic and diluted net loss per share amounts are the same for the periods presented.

5. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, (“SFAS 123R”),which revises SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires that companies recognize expense associated with stock option grants and other equity instruments to employees in the financial statements. SFAS 123R is effective January 1, 2006 and applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date.

On January 1, 2006, AtheroGenics adopted SFAS 123R using the modified prospective method. For the three months ended March 31, 2006, AtheroGenics recorded approximately $2.0 million of stock-based compensation expense of which $1.1 million is included in research and development expense and $935,000 is included in general and administrative expense. As a result of adopting SFAS 123R, AtheroGenics’ net loss per share is impacted $(0.05) for the three months ended March 31, 2006. AtheroGenics has a net operating loss carryforward as of March 31, 2006, and therefore no excess tax benefits for tax deductions related to the stock-based awards were recognized. As of March 31, 2006, unamortized stock-based compensation expenses of approximately $21.7 million remain to be recognized over a weighted average period of approximately three years.

AtheroGenics estimated the fair value of stock options granted during the three months ended March 31, 2006 using the Black-Scholes option valuation model. AtheroGenics has calculated a 5.90% forfeiture rate based on historical data. Expected volatility is based on historical volatility of AtheroGenics’ common stock. The expected term of the stock options granted is also based on historical data and represents the period of time that stock options granted are expected to be outstanding. The risk free rate is based on the U.S. Treasury rates in effect at the time of the grant for periods corresponding with the expected term of the options. The weighted average assumptions used in the Black-Scholes model for options granted are as follows:

Expected volatility	70.70%
Expected term	5 years
Risk free interest rate	4.59%
Fair value of grants	$9.78

Prior to the adoption of SFAS 123R, AtheroGenics accounted for its stock-based compensation expenses under the provision of APB 25 and related interpretations. Under APB 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. AtheroGenics had adopted the provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, using pro forma disclosure only. The following table illustrates the effect on net loss and net loss per share as if the fair value based method had been applied to all outstanding and unvested options based on the provisions of SFAS 123.

Three months ended
March 31, 2005

Net loss, as reported	$(18,631,557)
Add: Stock-based employee compensation expense
included in reported net loss	—
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(2,410,725)

Pro forma net loss	$(21,042,282)

Net loss per share:
Basic and diluted, as reported	$(0.50)
Basic and diluted, pro forma	$(0.56)

For stock options granted during the three months ended March 31, 2005, the pro forma compensation expense under SFAS 123 was determined using the following weighted average assumptions:

Expected volatility	78.74%
Expected term	5 years
Risk free interest rate	4.33%
Fair value of grants	$10.73

AtheroGenics continues to account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

As of January 1, 2006, AtheroGenics had the following equity incentive plans from which stock-based compensation awards could be granted: the Equity Ownership Plan, the 2001 Equity Ownership Plan and the 2004 Equity Ownership Plan (the “Plans”). All of the Plans have been approved by AtheroGenics’ shareholders.

Under the Plans, options to purchase AtheroGenics' common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair value of the shares on the dates of grant. As of March 31, 2006, AtheroGenics had 7,602,496 shares of common stock reserved for issuance under the Plans in connection with outstanding options or future grants. The Plans allow for grants of non-qualified options, incentive stock options and shares of restricted stock. Non-qualified options granted under the Plans may vest immediately for non-employees, but vest over a one to four-year period for employees and directors. Incentive stock options generally vest over four years.

The following is a summary of all stock option activity for the three months ended March 31, 2006.

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value

Outstanding at January 1, 2006	4,375,632	$11.17
Granted	950,609	15.82
Exercised	(152,344)	8.05
Canceled	(44,099)	17.77
Outstanding at March 31, 2006	5,129,798	12.06	7.19	$29,179,218

Exercisable at March 31, 2006	2,952,514	$8.29	5.88	$26,745,450

6. Convertible Notes Payable and Equipment Loan

In August 2003, AtheroGenics issued $100.0 million in aggregate principal amount of 4.5% convertible notes due September 1, 2008 with interest payable semi-annually in March and September. Net proceeds to AtheroGenics were approximately $96.7 million, after deducting expenses and underwriter’s discounts and commissions. The issuance costs related to the notes are recorded as debt issuance costs and other assets and are being amortized to interest expense over the five-year life of the notes. The 4.5% convertible notes may be converted at the option of the holder into shares of AtheroGenics common stock prior to the close of business on September 1, 2008 at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, representing a conversion price of approximately $15.34 per share. In January 2006, AtheroGenics exchanged $14.0 million in aggregate principal amount of the 4.5% convertible notes for approximately 1.1 million shares of AtheroGenics common stock. In accordance with SFAS No. 84, Induced Conversion of Convertible Debt, this transaction resulted in a non-cash charge of approximately $3.5 million related to the premium paid in excess of the conversion price in order to induce conversion of the notes.

In January 2005, AtheroGenics issued $200.0 million in aggregate principal amount of 1.5% convertible notes due February 1, 2012 with interest payable semi-annually in February and August. Net proceeds to AtheroGenics were approximately $193.6 million, after deducting expenses and underwriter’s discounts and commissions. The issuance costs related to the notes are recorded as debt issuance costs and other assets and are being amortized to interest expense over the seven-year life of the notes. The 1.5% convertible notes are convertible into shares of common stock, at the option of the holder, at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, which represents a conversion price of approximately $25.92 per share.

The conversion rate for both series of notes is subject to adjustment for stock dividends and other dilutive transactions. In addition, AtheroGenics’ Board of Directors may, to the extent permitted by applicable law, increase the conversion rate provided that the Board of Directors has determined that such increase is in the best interest of AtheroGenics and such increase remains effective for a period of at least twenty days. AtheroGenics may also be required to redeem the notes on an accelerated basis if AtheroGenics defaults on certain other debt obligations or if AtheroGenics common stock or consideration received in exchange for such common stock is not tradable on a national securities exchange or system of automated quotations.

As of March 31, 2006, AtheroGenics has reserved a total of 13,322,307 shares of common stock for future issuances in connection with the 4.5% convertible notes and the 1.5% convertible notes. In addition, as of March 31, 2006, there was approximately $270,000 of accrued interest expense related to the 4.5% notes, which is due September 1, 2006 and $500,000 of accrued interest expense related to the 1.5% convertible notes, which is due August 1, 2006.

In June 2005, AtheroGenics entered into an equipment loan for approximately $103,800 for the purchase of software and computer equipment. The loan is payable over 36 months at an annual interest rate of 4.78%.

7. Commitments and Contingencies

Except as set forth below, AtheroGenics' commitments and contingencies have not changed significantly from those previously discussed in its Form 10-K.

Purported securities class action lawsuits were filed against AtheroGenics and some of its executive officers and directors in the United States District Court for the Southern District of New York on January 5, 2005 and February 8, 2005 (the "SDNY Actions") and in the United States District Court for the Northern District of Georgia, Atlanta division on January 7, 2005, January 10, 2005, January 11, 2005 and January 25, 2005 (the "NDGA Actions"). Plaintiffs filed separate motions to consolidate these lawsuits in both the Southern District of New York and the Northern District of Georgia on March 7, 2005.  In addition, three class members simultaneously moved for appointment as lead plaintiffs in both districts on March 7, 2005. On April 18, 2005, the Honorable Richard J. Holowell ordered the SDNY Actions consolidated under the caption "In re Atherogenics Securities Litigation" (the “SDNY Action”) and appointed lead plaintiff and co-lead counsel.  On July 5, 2005, AtheroGenics filed a motion to transfer the SDNY Action to the Northern District of Georgia. On July 14, 2005, the plaintiffs voluntarily dismissed the NDGA Actions. On March 31, 2006, Judge Holowell granted the motion to have the SDNY Action transferred to the Northern District of Georgia.  The allegations in these lawsuits relate to AtheroGenics’ disclosures regarding the results of the CART-2 clinical trial for AGI-1067. The complaint seeks unspecified damages on behalf of a purported class of purchasers of AtheroGenics’ securities during the period after these disclosures were made in September 2004 to December 31, 2004. AtheroGenics believes that it has meritorious defenses to the plaintiffs’ allegations and intends to defend this matter vigorously.

In March 2005, AtheroGenics committed to purchase approximately $3.5 million of commercial manufacturing equipment for AGI-1067, to be delivered in 2006. The cost of this equipment will be shared by both AtheroGenics and AstraZeneca as part of the joint license and collaboration agreements that were signed in December 2005.

In October 2005, AtheroGenics entered into a commercial supply agreement with The Dow Chemical Company for the manufacture of the bulk active ingredient of AGI-1067. The agreement also provides for the manufacture of Probucol USP, the starting material for AGI-1067. Under AtheroGenics’ joint license and collaboration agreements with AstraZeneca, the manufacturing agreement with Dow has been assigned to AstraZeneca, which is responsible for all of the AGI-1067 manufacturing, packaging and labeling activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read with the financial statements and related footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in AtheroGenics' Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made. These risks are set forth in more detail in our Form 10-K. In this report, "AtheroGenics," "we," "us" and "our" refer to AtheroGenics, Inc.

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

Based on the results of an End of Phase II meeting with the Food and Drug Administration (“FDA”), we developed a pivotal Phase III clinical trial protocol to evaluate AGI-1067 for the treatment of atherosclerosis. The Phase III protocol received a Special Protocol Assessment from the FDA. A Special Protocol Assessment is written confirmation from the FDA that the protocol is adequately designed to support a New Drug Application (“NDA”) for the drug in the specified treatment area.

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

We have completed patient enrollment with a total of 6,127 patients in the study. The target number of events in the study of 990 will yield greater than 95 percent statistical power to detect a 20 percent difference in clinical events between the study arms. We expect to complete the ARISE trial at the end of 2006 and announce the results in early 2007. Assuming positive results, we plan to file an NDA with the FDA as soon as possible thereafter.

In December 2005, we announced a license and collaboration agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement, we received an upfront license fee of $50 million and, subject to the achievement of specific milestones, including a successful outcome in ARISE, we will be eligible for development and regulatory milestones of up to an aggregate of $300 million. The agreement also provides for progressively demanding sales performance related milestones, the achievement of which could result in up to an additional $650 million in the aggregate. In addition, we will also receive royalties on product sales. AstraZeneca has the right to terminate the license and collaboration agreement at specified periods as further described in our Annual Report on Form 10-K for the year ended December 31, 2005.

In October 2005, we entered into a commercial supply agreement with The Dow Chemical Company (“Dow”), a multinational pharmaceutical chemical manufacturing company, for the manufacture of the bulk active ingredient of AGI-1067. The agreement also provides for the manufacture of Probucol USP, the starting material used in the manufacturing process of AGI-1067. Under our joint license and collaboration agreement with AstraZeneca, the manufacturing agreement with Dow has been assigned to AstraZeneca which is responsible for all of the manufacturing, packaging and labeling.

AGI-1096, our second v-protectant® candidate, is a novel antioxidant and selective anti-inflammatory agent that is being developed to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection. We are working with Astellas Pharma Inc. (“Astellas”) to further develop AGI-1096 in preclinical and early-stage clinical trials. In a Phase I clinical trial investigating the safety and tolerability of oral AGI-1096 in combination with Astellas’ tacrolimus (Prograf®) conducted in healthy volunteers, results indicated that regimens of AGI-1096 administered alone, and concomitant with tacrolimus, were generally well-tolerated, and there were no serious adverse events associated with either regimen during the course of the study. AGI-1096 has also demonstrated pharmacological activity in certain preclinical studies that were conducted as part of the ongoing collaboration. In February 2006, we announced the extension of our collaboration with Astellas to conduct additional trials, with Astellas funding all development costs during the term of the agreement. Astellas will also retain the exclusive option to negotiate for late stage development and commercial rights to AGI-1096.

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

The following table provides information regarding our research and development expenses for our major product candidates:

	Three months ended
	March 31,
	2006	2005
Direct external costs:
AGI-1067	$10,298,230	$12,978,744
Unallocated costs and other programs	5,962,392	3,176,326
Total research and development	$16,260,622	$16,155,070

From inception, we have devoted the large majority of our research and development efforts and financial resources to support development of the AGI-1067 product candidate. We will retain responsibility for the ongoing

ARISE clinical trial and for regulatory filings in the United States. AstraZeneca will have full responsibility for pre-commercialization activities involving AGI-1067 and will oversee all aspects of the marketing, sales and distribution of AGI-1067 on a worldwide basis. AstraZeneca will also be responsible for all non-U.S. regulatory filings. Spending for the AGI-1096 program in 2006 and 2005 was funded by our collaborative development partner, Astellas.

The nature, timing and costs of the efforts to complete the successful development of any of our product candidates are highly uncertain and subject to numerous risks, and therefore cannot be accurately estimated. These risks include the rate of progress and costs of our clinical trials, clinical trial results, cost and timing of regulatory approval and establishing commercial manufacturing supplies. These risks and uncertainties, and their effect on our operations and financial position, are more fully described in our risk factors included in our Form 10-K for the year ended December 31, 2005, under the headings “Risks Related to Development and Commercialization of Our Product Candidates and Dependence on Third Parties” and “Risks Related to Regulatory Approval of Our Product Candidates.”

We have not derived any commercial revenues from product sales. We expect to incur significant losses in most years prior to deriving any such product revenue as we continue to increase research and development costs. We have funded our operations primarily through sales of equity and debt securities. We have incurred significant losses since we began operations and, as of March 31, 2006, had an accumulated deficit of $313.9 million. We cannot assure you that we will become profitable or receive any milestone-related revenues under our agreement with AstraZeneca. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances and to manufacture and market our future products.

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

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements.

In accordance with SAB 104, license fees, which are nonrefundable, are recognized when the related license agreements specify that no further efforts or obligations are required of us. In February 2006, we received a $50 million license fee in connection with our license and collaboration agreement with AstraZeneca. The upfront license payment will be recognized on a straight-line basis over the 24-month period that we estimate we are obligated to provide services to the licensee. In 2006, revenues will be approximately $23 million related to the amortization of the upfront license fee from AstraZeneca.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires that companies recognize compensation expense associated with stock option grants and other equity instruments to employees in the financial statements. SFAS 123R applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We are using the modified-prospective method and the Black-Scholes valuation model for valuing the share-based payments. We will continue to account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Results of Operations

Comparison of the Three Months Ended March 31, 2006 and 2005

Revenues

Revenues for the three months ended March 31, 2006 were $4.2 million. The revenues are attributable to the license and collaboration agreement signed in December 2005 with AstraZeneca for the development and commercialization of AGI-1067. This amount represents the earned portion of the $50.0 million license fee that is being amortized over 24 months. There were no revenues during 2005.

Expenses

Research and Development. Research and development expenses were $16.3 million for the three months ended March 31, 2006, compared to $16.2 million for the three months ended March 31, 2005. The increase of $105,552, or 1%, is primarily due to $1.1 million of non-cash stock-based compensation expense resulting from the adoption of SFAS 123R. In addition, there were higher internal costs for our development staff. Partially offsetting these increases were lower development expenses for AtheroGenics’ ongoing AGI-1067 Phase III program primarily due to lower costs incurred to produce clinical supplies and for manufacturing scale-up activities.

General and Administrative. General and administrative expenses were $3.7 million for the three months ended March 31, 2006, compared to $1.8 million for the three months ended March 31, 2005. The increase of $1.9 million, or 104%, is primarily due to $935,000 of stock-based compensation expense and higher professional fees.

Interest and Other Income

Interest and other income is primarily comprised of interest income earned on our cash and short-term investments. Interest and other income was $2.2 million for the three months ended March 31, 2006, compared to $1.4 million for the three months ended March 31, 2005. The increase is due to an increase in rates on our interest bearing accounts.

Interest Expense

Interest expense was $2.1 million for the three months ended March 31, 2006 and 2005.

Other Expense

        Other expense was $3.5 million for the three months ended March 31, 2006. The increase in other expense is due to $3.5 million non-cash expense related to the exchange of $14.0 million of AtheroGenics’ 4.5% convertible notes for common stock.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of equity securities and convertible notes. At March 31, 2006, we had cash, cash equivalents and short-term investments of $209.5 million, compared with $182.5 million at December 31, 2005. Working capital at March 31, 2006 was $181.9 million, compared to $173.2 million at December 31, 2005. The increase in cash, cash equivalents and short-term investments and working capital for the three months ended March 31, 2006 is due to the $50.0 million license fee received from AstraZeneca in connection with our license and collaboration agreement.

Net cash provided by operating activities was $26.3 million for the three months ended March 31, 2006 compared to net cash used in operating activities of $19.2 million for the three months ended March 31, 2005. The increase in net cash provided by operating activities for the three months ended March 31, 2006 is principally due to the $50.0 million license fee received from AstraZeneca, partially offset by cash used to fund our operating activities. These activities include the expenditures for our ARISE Phase III clinical trial and our other ongoing product development programs. For 2006, expenditures for the ARISE clinical trial are estimated to be approximately $33.0 million. We anticipate net cash usage in 2006 for ARISE and our other ongoing preclinical and clinical programs, as well as our other operating activities, to be in a range of $35.0 million to $40.0 million, which is net of the $50.0 million license fee received from AstraZeneca in February 2006.

Net cash used in investing activities was $28.4 million for the three months ended March 31, 2006 compared to $77.6 million for the three months ended March 31, 2005. Net cash used in investing activities for the three months ended March 31, 2006 and for the three months ended March 31, 2005 consisted primarily of net purchases of available-for-sale securities.

Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2006 compared to $194.3 million for the three months ended March 31, 2005. Net cash provided by financing activities for the three months ended March 31, 2006 consisted primarily of the proceeds received upon exercise of common stock options. Net cash provided by financing activities for the three months ended March 31, 2005 consisted primarily of $193.6 million received from the issuance of 1.5% convertible notes in January 2005.

In August 2003, we issued $100 million in aggregate principal amount of 4.5% convertible notes due 2008 through a Rule 144A private placement to qualified institutional buyers. These notes initially are convertible into our common stock at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately $15.34 per share. Net proceeds were approximately $96.7 million. Interest on the 4.5% convertible notes is payable semi-annually in arrears on March 1 and September 1. In January 2006, we exchanged $14.0 million in aggregate principal amount of the 4.5% convertible notes for 1,085,000 shares of our common stock. From time to time, we may enter into additional exchange offers and/or purchases of these notes. As of March 31, 2006, we have recorded $270,000 of accrued interest expense related to the 4.5% notes, which is due September 1, 2006.

In January 2005, we issued $200 million in aggregate principal amount of 1.5% convertible notes due 2012 through a Rule 144A private placement to qualified institutional buyers. These notes are convertible into shares of our common stock at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, or approximately $25.92 per share. Interest on the 1.5% convertible notes is payable semi-annually in arrears on February 1 and August 1. Net proceeds were approximately $193.6 million. We are using the net proceeds from the sale of the 1.5% notes to fund the ongoing costs of the ARISE Phase III clinical trial for AGI-1067 and other research and development activities, including clinical trials, and for general corporate purposes, including working capital. Pending these uses, the net proceeds have been invested in interest-bearing, investment grade securities. As of
March 31, 2006, we have recorded $500,000 of accrued interest expense related to the 1.5% notes, which is due August 1, 2006.

In March 2005, we committed to purchase approximately $3.5 million of commercial manufacturing equipment for AGI-1067, to be delivered in 2006. As of March 31, 2006, we have recorded $2.0 million related to the purchase of this equipment. The cost of this equipment will be shared by both AtheroGenics and AstraZeneca as part of the joint license and collaboration agreements that were signed in December 2005. We expect our portion of future construction and installation costs of the commercial manufacturing equipment to be approximately $7.0 million.

The following table summarizes our long-term contractual obligations as of March 31, 2006:

	Payments Due by Period
	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
Contractual obligations:
Operating leases	$3,848,374	$1,038,503	$2,602,834	$207,037	$—
Long-term debt	286,079,284	25,489	86,053,795	—	200,000,000
Interest on long-term debt	27,679,496	3,437,438	13,742,058	6,000,000	4,500,000
Total contractual obligations	$317,607,154	$4,501,430	$102,398,687	$6,207,037	$204,500,000

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and short-term investments will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including the following:

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

The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	AGI-1067 and AGI-1096 may fail in clinical trials;

•	our ability to generate positive cash flow in light of our history of operating losses;

•	our inability to obtain additional financing on satisfactory terms, which could preclude us from developing or marketing our products;

•	our ability to successfully develop our other product candidates;

•	our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;

•	our substantial dependence on our AstraZeneca collaboration, which may ultimately be unsuccessful;

•	possible delays in our clinical trials;

•	our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates;

•	our need to comply with applicable regulatory requirements in the manufacture and distribution of our products to avoid incurring penalties that may inhibit our ability to commercialize our products;

•	our ability to protect adequately or enforce our intellectual property rights or secure rights to third party patents;

•	the ability of our competitors to develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates;

•	third parties' failure to synthesize and manufacture our product candidates, which could delay our clinical trials or hinder our commercialization prospects;

•	our ability to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions;

•	our ability to attract, retain and motivate skilled personnel and cultivate key academic collaborations;

•	our ability to obtain an adequate level of reimbursement or acceptable prices for our products;

•	we may face product liability lawsuits which may cause us to incur substantial financial loss or we may be unable to obtain future product liability insurance at reasonable prices, if at all, either of which could diminish our ability to commercialize our future products; and

•	the conversion of our $86 million principal amount, 4.5% convertible notes and our $200 million principal amount, 1.5% convertible notes will dilute the ownership interest of existing shareholders and could adversely affect the market price of our common stock.

The foregoing list of important factors is discussed in more detail in our Form 10-K and is not an exhaustive list.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7. Commitments and Contingencies in the Notes to Condensed Financial Statements for a description of the pending legal proceedings, which description is incorporated herein by reference.

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

ATHEROGENICS, INC.

Date: May 8, 2006	/s/MARK P. COLONNESE
Mark P. Colonnese
Senior Vice President of Finance and
Administration and Chief Financial Officer