Form 10-Q
period 2006-06-30
ATHEROGENICS INC
filed 2006-08-08
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 4, 2006 there were 39,451,498 shares of the registrant's common stock outstanding.

_________________________

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Condensed Financial Statements (unaudited)

Condensed Balance Sheets
June 30, 2006 and December 31, 2005	1

Condensed Statements of Operations
Three and six months ended June 30, 2006 and 2005	2

Condensed Statements of Cash Flows
Six months ended June 30, 2006 and 2005	3

Notes to Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 6. Exhibits	16

SIGNATURES	17

i

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROGENICS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$106,957,349	$82,831,679
Short-term investments	86,859,737	99,672,844
Prepaid expenses	3,550,423	2,639,900
Interest and other receivables	2,091,275	900,192
Total current assets	199,458,784	186,044,615

Equipment and leasehold improvements, net of accumulated depreciation
and amortization	4,816,528	4,108,462
Debt issuance costs and other assets	6,364,083	7,344,450
Total assets	$210,639,395	$197,497,527

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$2,095,873	$2,188,461
Accrued research and development	2,889,599	3,946,970
Accrued interest	2,540,000	2,750,000
Accrued compensation	916,836	2,649,640
Accrued and other liabilities	687,925	1,344,876
Current portion of deferred revenue	25,000,000	—
Total current liabilities	34,130,233	12,879,947

Convertible notes payable and equipment loan, net of current portion	286,000,000	300,053,796
Long-term portion of deferred revenue	14,583,333	—

Shareholders' deficit:
Preferred stock, no par value: Authorized—5,000,000 shares	—	—
Common stock, no par value:
Authorized—100,000,000 shares; issued and outstanding —
39,450,874 and 38,143,678 shares at June 30, 2006
and December 31, 2005, respectively	202,381,163	178,771,376
Warrants	613,021	620,223
Accumulated deficit	(326,955,904)	(294,674,874)
Accumulated other comprehensive loss	(112,451)	(152,941)
Total shareholders' deficit	(124,074,171)	(115,436,216)
Total liabilities and shareholders' deficit	$210,639,395	$197,497,527

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

License fee revenue	$6,250,000	$—	$10,416,667	$—

Operating expenses:
Research and development	16,447,180	19,380,868	32,707,802	35,535,938
Marketing, general and administrative	3,171,869	2,231,731	6,879,202	4,052,549
Total operating expenses	19,619,049	21,612,599	39,587,004	39,588,487

Operating loss	(13,369,049)	(21,612,599)	(29,170,337)	(39,588,487)
Interest and other income	2,401,424	1,677,608	4,606,658	3,125,512
Interest expense	(2,088,598)	(2,270,388)	(4,196,115)	(4,373,961)
Other expense	—	—	(3,521,236)	—
Net loss	$(13,056,223)	$(22,205,379)	$(32,281,030)	$(40,836,936)

Net loss per share -
basic and diluted	$(0.33)	$(0.59)	$(0.82)	$(1.09)

Weighted average shares
outstanding - basic and diluted	39,423,059	37,716,509	39,313,178	37,625,069

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2006	2005

Operating activities
Net loss	$(32,281,030)	$(40,836,936)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Amortization of license fee	(10,416,667)	—
Loss on debt conversion	3,536,962	—
Stock-based compensation	4,341,492	81,632
Depreciation and amortization	453,683	378,277
Amortization of debt issuance costs	743,462	713,395
Changes in operating assets and liabilities:
Interest and other receivables	(1,191,083)	(599,913)
Prepaid expenses	(910,523)	189,862
Accounts payable	(92,588)	174,715
Accrued compensation	(1,732,804)	(484,691)
Accrued research and development	(1,057,371)	(2,008,275)
Accrued and other liabilities	(623,167)	(14,428)
Accrued interest	—	1,408,333
Deferred revenue	50,000,000	—
Net cash provided by (used in) operating activities	10,770,366	(40,998,029)

Investing activities
Sales and maturities of short-term investments	63,497,596	42,864,820
Purchases of short-term investments	(50,643,999)	(118,573,432)
Purchases of equipment and leasehold improvements	(1,161,749)	(1,153,735)
Net cash provided by (used in) investing activities	11,691,848	(76,862,347)

Financing activities
Proceeds from the exercise of common stock options	1,751,036	1,262,830
Payments on equipment loan facility	(87,580)	(83,622)
Proceeds from the issuance of 1.5% convertible notes	—	193,566,977
Net cash provided by financing activities	1,663,456	194,746,185

Increase in cash and cash equivalents	24,125,670	76,885,809
Cash and cash equivalents at beginning of period	82,831,679	15,888,919
Cash and cash equivalents at end of period	$106,957,349	$92,774,728

Supplemental disclosures
Interest paid	$3,435,000	$2,252,233

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

In accordance with SAB 104, license fees, which are nonrefundable, are recognized over the period the related license agreements specify that efforts or obligations are required of AtheroGenics. In February 2006, AtheroGenics received a $50 million license fee in connection with its license and collaboration agreement with AstraZeneca. The upfront license payment will be recognized on a straight-line basis over the 24-month period that AtheroGenics estimates it is obligated to provide services to the licensee. In 2006, revenues will be approximately $23 million related to the amortization of the upfront license fee from AstraZeneca.

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

5. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”), which revises SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS

123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires that companies recognize expense associated with stock option grants and other equity instruments to employees in the financial statements. SFAS 123(R) is effective January 1, 2006 and applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date.

On January 1, 2006, AtheroGenics adopted SFAS 123(R) using the modified prospective method. For the three and six months ended June 30, 2006, AtheroGenics recorded approximately $2.3 million and $4.3 million, respectively of stock-based compensation expense. As a result of adopting SFAS 123(R), AtheroGenics’ net loss per share was impacted $(0.06) and $(0.11) for the three months and six months ended June 30, 2006, respectively. AtheroGenics has a net operating loss carryforward as of June 30, 2006, and therefore no excess tax benefits for tax deductions related to the stock-based awards were recognized. As of June 30, 2006, unamortized stock-based compensation expenses of approximately $21.3 million remain to be recognized over a weighted average period of approximately three years.

AtheroGenics estimated the fair value of stock options granted during the three and six months ended June 30, 2006 using the Black-Scholes option valuation model. AtheroGenics has calculated a 6.92% forfeiture rate based on historical data. Expected volatility is based on historical volatility of AtheroGenics’ common stock. The expected term of the stock options granted is also based on historical data and represents the period of time that stock options granted are expected to be outstanding. The risk free rate is based on the U.S. Treasury rates in effect at the time of the grant for periods corresponding with the expected term of the options. The weighted average assumptions used in the Black-Scholes model for options granted are as follows:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006

Expected volatility	67.79%	69.99%
Expected term	5 years	5 years
Risk free interest rate	5.04%	4.70%
Fair value of grants	$8.24	$9.40

Prior to the adoption of SFAS 123(R), AtheroGenics accounted for its stock-based compensation expenses under the provision of APB 25 and related interpretations. Under APB 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. AtheroGenics had adopted the provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, using pro forma disclosure only. The following table illustrates the effect on net loss and net loss per share as if the fair value based method had been applied to all outstanding and unvested options based on the provisions of SFAS 123.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Net loss, as reported	$(22,205,379)	$(40, 836,936)
Add: Stock-based employee compensation expense
included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(2,247,990)	(4,658,715)

Pro forma net loss	$(24,453,369)	$(45,495,651)

Net loss per share:
Basic and diluted, as reported	$(0.59)	$(1.09)
Basic and diluted, pro forma	$(0.65)	$(1.21)

For stock options granted during the three and six months ended June 30, 2005, the pro forma compensation expense under SFAS 123 was determined using the following weighted average assumptions:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Expected volatility	77.91%	78.10%
Expected term	5 years	5 years
Risk free interest rate	4.13%	4.18%
Fair value of grants	$8.00	$8.61

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

Under the Plans, options to purchase AtheroGenics' common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair value of the shares on the dates of grant. As of June 30, 2006, AtheroGenics had 7,532,644 shares of common stock reserved for issuance under the Plans in connection with outstanding options or future grants. The Plans allow for grants of non-qualified options, incentive stock options and shares of restricted stock. Non-qualified options granted under the Plans may vest immediately for non-employees, but vest over a one to four-year period for employees and directors. Incentive stock options generally vest over four years.

The following is a summary of all stock option activity for the six months ended June 30, 2006.

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value

Outstanding at January 1, 2006	4,375,632	$ 11.17
Granted	1,256,609	15.28
Exercised	(222,196)	7.88
Canceled	(169,628)	18.79
Outstanding at June 30, 2006	5,240,417	12.05	7.08	$ 19,696,609

Exercisable at June 30, 2006	3,055,794	$ 8.60	5.73	$ 19,228,267

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

As of June 30, 2006, AtheroGenics has reserved a total of 13,322,307 shares of common stock for future issuances in connection with the 4.5% convertible notes and the 1.5% convertible notes. In addition, as of June 30, 2006, there was approximately $1.3 million of accrued interest expense related to the 4.5% notes, which is due September 1, 2006 and $1.2 million of accrued interest expense related to the 1.5% convertible notes, which is due August 1, 2006.

7. Commitments and Contingencies

Except as set forth below, AtheroGenics' commitments and contingencies have not changed significantly from those previously discussed in its Form 10-K.

Purported securities class action lawsuits were filed against AtheroGenics and some of its executive officers and directors in the United States District Court for the Southern District of New York on January 5, 2005 and February 8, 2005 (the "SDNY Actions") and in the United States District Court for the Northern District of Georgia, Atlanta division on January 7, 2005, January 10, 2005, January 11, 2005 and January 25, 2005 (the "NDGA Actions"). The allegations in these lawsuits relate to AtheroGenics’ disclosures regarding the results of the CART-2 clinical trial for AGI-1067. The complaint sought unspecified damages on behalf of a purported class of purchasers of AtheroGenics’ securities during the period after these disclosures were made in September 2004 to December 31, 2004. Plaintiffs filed separate motions to consolidate these lawsuits in both the Southern District of New York and the Northern District of Georgia on March 7, 2005. On April 18, 2005, the Honorable Richard J. Holowell ordered the SDNY Actions consolidated under the caption "In re Atherogenics Securities Litigation" (the “SDNY Action”) and appointed lead plaintiff and co-lead counsel. On July 14, 2005, the plaintiffs voluntarily dismissed the NDGA Actions. On May 22, 2006, AtheroGenics announced that the remaining securities class action lawsuit had been dismissed voluntarily, without prejudice, and without any payment or consideration to the plaintiffs or their counsel.

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

In the second half of 2006, we will commence conducting FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 plus Usual Care Study). FOCUS is a double-blind follow-up clinical trial in study subjects exiting ARISE, designed to collect more prolonged safety and efficacy information. AstraZeneca will be funding the entire cost of the trial, which could last two years beyond ARISE.

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

AGI-1096, our second v-protectant® candidate, is a novel antioxidant and selective anti-inflammatory agent that is being developed to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection. We are working with Astellas Pharma Inc. (“Astellas”) to further develop AGI-1096 in preclinical and early-stage clinical trials. In a Phase I clinical trial investigating the safety and tolerability of oral AGI-1096 in combination with Astellas’ tacrolimus (Prograf®) conducted in healthy volunteers, results indicated that regimens of AGI-1096 administered alone, and concomitant with tacrolimus, were generally well-tolerated, and there were no serious adverse events associated with either regimen during the course of the study. AGI-1096 has also demonstrated pharmacological activity in certain preclinical studies that were conducted as part of the ongoing collaboration. In February 2006, we announced the extension of our collaboration with Astellas to conduct additional trials, with Astellas funding all development costs during the term of the agreement. Astellas will also retain the exclusive option to negotiate with us for late stage development and commercial rights to AGI-1096.

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

The following table provides information regarding our research and development expenses for our major product candidates:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Direct external AGI-1067 costs	$ 9,376,078	$ 15,018,838	$ 19,674,308	$ 27,993,582
Unallocated internal costs and other programs	7,071,102	4,362,030	13,033,494	7,542,356
Total research and development	$ 16,447,180	$ 19,380,868	$ 32,707,802	$ 35,535,938

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

We have not derived any commercial revenues from product sales. We expect to incur significant losses in most years prior to deriving any such product revenue as we continue to increase research and development costs. We have funded our operations primarily through sales of equity and debt securities. We have incurred significant losses since we began operations and, as of June 30, 2006, had an accumulated deficit of $327.0 million. We cannot assure you that we will become profitable or receive any milestone-related revenues under our agreement with AstraZeneca. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances and to manufacture and market our future products.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2006 and 2005

Revenues

Revenues for the three months and six months ended June 30, 2006 were $6.3 million and $10.4 million, respectively. The revenues for both periods are attributable to the license and collaboration agreement, effective January 2006, with AstraZeneca for the development and commercialization of AGI-1067. This amount represents the earned portion of the $50.0 million license fee that is being amortized over 24 months. There were no revenues during 2005.

Expenses

Research and Development. Research and development expenses decreased 15% to $16.4 million for the three months ended June 30, 2006 from $19.4 million for the comparable period in 2005, and 8% to $32.7 million for the six months ended June 30, 2006 from $35.5 million for the comparable period in 2005. The decrease in research and development expenses for the three and six months ended June 30, 2006 is primarily due to lower development expenses for AtheroGenics’ ongoing AGI-1067 clinical program, including clinical supplies and manufacturing scale-up activities. The decrease is partially offset by non-cash stock-based compensation expense of $1.2 million and $2.3 million for the three and six months ended June 30, 2006, respectively. AtheroGenics anticipates that research and development expense will increase in the second half of 2006, compared to the amount spent in the first half, as it undertakes activities to close down the ARISE clinical trial.

Marketing, General and Administrative. Marketing, general and administrative expenses increased 42% to $3.2 million for the three months ended June 30, 2006 from $2.2 million for the comparable period in 2005, and 70% to $6.9 million for the six months ended June 30, 2006 from $4.1 million for the comparable period in 2005. The increase for the three months ended June 30, 2006 is primarily due to $1.1 million of non-cash stock-based compensation expense. The increase for the six months ended June 30, 2006 is primarily due to $2.0 million of non-cash stock-based compensation expense as well as higher professional fees.

Interest and Other Income

Interest and other income is primarily comprised of interest income earned on our cash and short-term investments. Interest and other income was $2.4 million and $4.6 million for the three and six months ended June 30, 2006, respectively, compared to $1.7 million and $3.1 million for the three and six months ended June 30, 2005, respectively. The increase for the three and six months ended June 30, 2006 is due to an increase in interest rates on our interest bearing accounts.

Interest Expense

Interest expense was $2.1 million and $4.2 million for the three and six months ended June 30, 2006, respectively and $2.3 million and $4.4 million for the three and six months ended June 30, 2005, respectively. The decrease for the three and six-month period is due to the lower aggregate principal amount of our 4.5% convertible notes outstanding compared to the prior year.

Other Expense

Other expense was $3.5 million for the six months ended June 30, 2006. The increase in other expense is due to $3.5 million of non-cash expense related to the exchange of $14.0 million of AtheroGenics’ 4.5% convertible notes for common stock in the first quarter of 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of equity securities and convertible notes. At June 30, 2006, we had cash, cash equivalents and short-term investments of $193.8 million, compared with $182.5 million at December 31, 2005. Working capital at June 30, 2006 was $165.3 million, compared to $173.2 million at December 31, 2005. The increase in cash, cash equivalents and short-term investments and working capital for the six months ended June 30, 2006 is due to the $50.0 million license fee received from AstraZeneca in connection with our license and collaboration agreement, partially offset by the use of funds for operating purposes and capital equipment purchases.

Net cash provided by operating activities was $10.8 million for the six months ended June 30, 2006 compared to net cash used in operating activities of $41.0 million for the six months ended June 30, 2005. The increase in net cash provided by operating activities for the six months ended June 30, 2006 is principally due to the $50.0 million license fee received from AstraZeneca, partially offset by cash used to fund our operating activities. These activities include the expenditures for our ARISE Phase III clinical trial and our other ongoing product development programs. For 2006, expenditures for the ARISE clinical trial are estimated to be approximately $33.0 million. We anticipate net cash usage in 2006 for ARISE and our other ongoing preclinical and clinical programs, as well as our other operating activities, to be in a range of $35.0 million to $40.0 million, which is net of the $50.0 million license fee received from AstraZeneca in February 2006.

Net cash provided by investing activities was $11.7 million for the six months ended June 30, 2006 compared to net cash used in investing activities of $76.9 million for the six months ended June 30, 2005. Net cash provided by investing activities for the six months ended June 30, 2006 consisted primarily of the sale of short-term investments and net cash used in investing activities for the six months ended June 30, 2005 consisted primarily of net purchases of available-for-sale securities.

Net cash provided by financing activities was $1.7 million for the six months ended June 30, 2006 compared to $194.7 million for the six months ended June 30, 2005. Net cash provided by financing activities for the six months ended June 30, 2006 consisted primarily of the proceeds received upon exercise of common stock options. Net cash provided by financing activities for the six months ended June 30, 2005 consisted primarily of $193.6 million received from the issuance of 1.5% convertible notes in January 2005.

In August 2003, we issued $100 million in aggregate principal amount of 4.5% convertible notes due 2008 through a Rule 144A private placement to qualified institutional buyers. These notes initially are convertible into our common stock at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately $15.34 per share. Net proceeds were approximately $96.7 million. Interest on the 4.5% convertible notes is payable semi-annually in arrears on March 1 and September 1. In January 2006, we exchanged $14.0 million in aggregate principal amount of the 4.5% convertible notes for 1,085,000 shares of our common stock. From time to time, we may enter into additional exchange offers and/or purchases of these notes. As of June 30, 2006, we have recorded $1.3 million of accrued interest expense related to the 4.5% notes, which is due September 1, 2006.

In January 2005, we issued $200 million in aggregate principal amount of 1.5% convertible notes due 2012 through a Rule 144A private placement to qualified institutional buyers. These notes are convertible into shares of our common stock at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, or approximately $25.92 per share. Interest on the 1.5% convertible notes is payable semi-annually in arrears on February 1 and August 1. Net proceeds were approximately $193.6 million. We are using the net proceeds from the sale of the 1.5% notes to fund the ongoing costs of the ARISE Phase III clinical trial for AGI-1067 and other research and development activities, including clinical trials, and for general corporate purposes, including working capital. Pending these uses, the net proceeds have been invested in interest-bearing, investment grade securities. As of June 30, 2006, we have recorded $1.2 million of accrued interest expense related to the 1.5% notes, which is due August 1, 2006.

In March 2005, we committed to purchase approximately $3.5 million of commercial manufacturing equipment for AGI-1067, to be delivered in 2006. As of June 30, 2006, we have recorded $2.0 million related to the purchase of this equipment. The cost of this equipment will be shared by both AtheroGenics and AstraZeneca as part of the joint license and collaboration agreements that were signed in December 2005. We expect our portion of future construction and installation costs of the commercial manufacturing equipment to be approximately $7.0 million over the life of the construction project.

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
principal amount, 1.5% convertible notes would dilute the ownership interest of existing shareholders and could adversely affect the market price of our common stock.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 26, 2006. At the annual meeting, the shareholders of AtheroGenics, (1) elected three Class III directors to serve until the 2009 Annual Meeting of Shareholders and (2) ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

We had 39,345,181 shares of common stock outstanding on March 1, 2006, the record date of the annual meeting. At the annual meeting, we had 34,051,420 shares of common stock present in person or represented by proxy for the two proposals indicated above. The following sets forth detailed information regarding the results of the voting at the annual meeting.

Proposal 1. Election of three Class III directors

Name of Nominee	No. of Votes For	No. of Votes Withheld

Michael A. Henos	33,263,516	787,904
Russell M. Medford	33,870,303	181,117
Arthur M. Pappas	33,870,083	181,337

Proposal 2. Ratification of the appointment of independent registered public accounting firm

No. of Votes For	No. of Votes Against	Abstention

33,993,489	45,556	12,375

Item 6. Exhibits

Exhibits

Exhibit 31.1	-	Certifications of Chief Executive Officer under Rule 13a-14(a).

Exhibit 31.2	-	Certifications of Chief Financial Officer under Rule 13a-14(a).

Exhibit 32	-	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHEROGENICS, INC.

Date: August 8, 2006	/s/MARK P. COLONNESE
Mark P. Colonnese
Executive Vice President, Commercial Operations
and Chief Financial Officer