Form 10-Q
period 2006-09-30
ATHEROGENICS INC
filed 2006-11-09
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006 there were 39,452,927 shares of the registrant's common stock outstanding.

_________________________

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Condensed Financial Statements (unaudited)

Condensed Balance Sheets
September 30, 2006 and December 31, 2005	1

Condensed Statements of Operations
Three and nine months ended September 30, 2006 and 2005	2

Condensed Statements of Cash Flows
Nine months ended September 30, 2006 and 2005	3

Notes to Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 6. Exhibits	16

SIGNATURES	17

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROGENICS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$100,729,039	$82,831,679
Short-term investments	71,277,798	99,672,844
Accounts receivable	6,814,698	19,393
Prepaid expenses	5,219,741	2,639,900
Interest receivable and other assets	708,810	880,799
Total current assets	184,750,086	186,044,615

Equipment and leasehold improvements, net of accumulated depreciation
and amortization	5,923,097	4,108,462
Debt issuance costs and other assets	5,994,633	7,344,450
Total assets	$196,667,816	$197,497,527

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$3,261,257	$2,188,461
Accrued research and development	7,138,929	3,946,970
Accrued compensation	1,277,513	2,649,640
Accrued interest	822,500	2,750,000
Accrued and other liabilities	740,342	1,344,876
Current portion of deferred revenue	25,000,000	—
Total current liabilities	38,240,541	12,879,947

Convertible notes payable and equipment loan, net of current portion	286,000,000	300,053,796
Long-term portion of deferred revenue	8,333,333	—

Shareholders' deficit:
Preferred stock, no par value: Authorized—5,000,000 shares	—	—
Common stock, no par value:
Authorized—100,000,000 shares; issued and outstanding —
39,452,927 and 38,143,678 shares at September 30, 2006
and December 31, 2005, respectively	204,828,125	178,771,376
Warrants	613,021	620,223
Accumulated deficit	(341,329,224)	(294,674,874)
Accumulated other comprehensive loss	(17,980)	(152,941)
Total shareholders' deficit	(135,906,058)	(115,436,216)
Total liabilities and shareholders' deficit	$196,667,816	$197,497,527

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
License fees	$6,250,000	$—	$16,666,667	$—
Research and development	4,042,683	—	4,042,683	—
Total revenues	10,292,683	—	20,709,350	—

Operating expenses:
Research and development	21,806,971	20,459,188	54,514,773	55,995,126
Marketing, general and administrative	3,111,042	2,082,075	9,990,244	6,134,624
Total operating expenses	24,918,013	22,541,263	64,505,017	62,129,750

Operating loss	(14,625,330)	(22,541,263)	(43,795,667)	(62,129,750)
Interest and other income	2,391,460	1,755,508	6,998,118	4,881,021
Interest expense	(2,139,450)	(2,271,597)	(6,335,565)	(6,645,558)
Other expense	—	—	(3,521,236)	—
Net loss	$(14,373,320)	$(23,057,352)	$(46,654,350)	$(63,894,287)

Net loss per share -
basic and diluted	$(0.36)	$(0.61)	$(1.19)	$(1.69)

Weighted average shares
outstanding - basic and diluted	39,451,933	37,852,507	39,359,938	37,701,715

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2006	2005

Operating activities
Net loss	$(46,654,350)	$(63,894,287)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of license fee	(16,666,667)	—
Stock-based compensation	6,724,633	—
Loss on debt conversion	3,521,236	—
Amortization of debt issuance costs	1,112,888	1,108,784
Depreciation and amortization	688,295	721,730
Changes in operating assets and liabilities:
Accounts receivable	(6,795,305)	(11,743)
Prepaid expenses	(2,579,841)	(153,752)
Interest receivable and other assets	171,989	(815,062)
Accounts payable	1,072,796	145,714
Accrued research and development	3,191,959	120,117
Accrued interest	(1,649,250)	(625,000)
Accrued compensation	(1,372,127)	(236,672)
Accrued and other liabilities	(570,750)	109,017
Deferred revenue	50,000,000	—
Net cash used in operating activities	(9,804,494)	(63,531,154)

Investing activities
Sales and maturities of short-term investments	105,425,992	106,291,903
Purchases of short-term investments	(76,895,985)	(151,889,430)
Purchases of equipment and leasehold improvements	(2,502,930)	(2,183,853)
Net cash provided by (used in) investing activities	26,027,077	(47,781,380)

Financing activities
Proceeds from the exercise of common stock options	1,762,357	2,211,438
Payments on equipment loan facility	(87,580)	(91,722)
Proceeds from the issuance of 1.5% convertible notes	—	193,566,977
Net cash provided by financing activities	1,674,777	195,686,693

Increase in cash and cash equivalents	17,897,360	84,374,159
Cash and cash equivalents at beginning of period	82,831,679	15,888,919
Cash and cash equivalents at end of period	$100,729,039	$100,263,078

Supplemental disclosures
Interest paid	$6,871,927	$6,161,775

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

3. Accounts Receivable

Accounts receivable consists of billed and unbilled receivables related to our license and collaboration agreement with AstraZeneca. Unbilled receivables represent amounts due, which have not been billed as of the current balance sheet date. As of September 30, 2006, accounts receivable was $3,931,897 and unbilled receivables were $2,882,801.

4. Revenue Recognition

AtheroGenics recognizes license fee revenues in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements.

In accordance with SAB 104, license fees, which are nonrefundable, are recognized over the period the related license agreements specify that efforts or obligations are required of AtheroGenics. In February 2006, AtheroGenics received a $50 million license fee in connection with its license and collaboration agreement with AstraZeneca. The upfront license payment will be recognized on a straight-line basis over the 24-month period that AtheroGenics estimates it is obligated to provide services to the licensee. In 2006, revenues will be approximately $23 million related to the amortization of the upfront license fee from AstraZeneca, of which $16.7 million has been recorded through September 30, 2006.

During the third quarter, AstraZeneca engaged AtheroGenics to perform FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 plus Usual Care Study), a follow-up Phase III clinical trial for patients who have completed ARISE (Aggressive Reduction of Inflammation Stops Events). Revenues under the research and development agreement pertaining to FOCUS are recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent. According to the criteria established by EITF Issue No. 99-19, AtheroGenics is the primary obligor of the agreement because it is responsible for the selection, negotiation, contracting and payment of the third party suppliers. In addition, any liabilities resulting from the agreement are the responsibility of AtheroGenics. Research and development revenues are recognized, on a gross basis, as activities are performed under the terms of the related agreement. Revenues that have not been invoiced are reflected as unbilled receivables as described in the accounts receivable note above.

5. Net Loss per Share

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

6. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”), which revises SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires that companies recognize expense associated with stock option grants and other equity instruments to employees in the financial statements. SFAS 123(R) was effective January 1, 2006 and applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date.

On January 1, 2006, AtheroGenics adopted SFAS 123(R) using the modified prospective method. For the three and nine months ended September 30, 2006, AtheroGenics recorded approximately $2.4 million and $6.7 million, respectively of stock-based compensation expense. As a result of adopting SFAS 123(R), AtheroGenics’ net loss per share was impacted $(0.06) and $(0.17) for the three months and nine months ended September 30, 2006, respectively. AtheroGenics has a net operating loss carryforward as of September 30, 2006, and therefore no excess tax benefits for tax deductions related to the stock options were recognized. As of September 30, 2006, unamortized stock-based compensation expenses of approximately $20.1 million remain to be recognized over a weighted average period of approximately three years.

AtheroGenics estimated the fair value of stock options granted during the three and nine months ended September 30, 2006 using the Black-Scholes option valuation model. AtheroGenics has calculated a 6.44% forfeiture rate based on historical data. Expected volatility is based on historical volatility of AtheroGenics’ common stock. The expected term of the stock options granted is also based on historical data and represents the period of time that stock options granted are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury rates in effect at the time of the grant for periods corresponding with the expected term of the options. The weighted average assumptions used in the Black-Scholes model for options granted are as follows:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006

Expected volatility	66.37%	69.62%
Expected term	5 years	5 years
Risk free interest rate	4.67%	4.70%
Fair value of grants	$7.98	$9.26

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

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Net loss, as reported	$(23,057,352)	$(63,894,287)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(2,182,600)	(6,841,315)

Pro forma net loss	$(25,239,952)	$(70,735,602)

Net loss per share:
Basic and diluted, as reported	$(0.61)	$(1.69)
Basic and diluted, pro forma	$(0.67)	$(1.88)

For stock options granted during the three and nine months ended September 30, 2005, the pro forma compensation expense under SFAS 123 was determined using the following weighted average assumptions:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Expected volatility	76.88%	78.05%
Expected term	5 years	5 years
Risk free interest rate	4.17%	4.18%
Fair value of grants	$11.12	$8.71

AtheroGenics continues to account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

As of January 1, 2006, AtheroGenics had the following equity incentive plans from which stock-based compensation awards could be granted: the Equity Ownership Plan, the 2001 Equity Ownership Plan and the 2004 Equity Ownership Plan (the “Plans”). All of the Plans have been approved by AtheroGenics’ shareholders.

Under the Plans, options to purchase AtheroGenics' common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair value of the shares on the dates of grant. As of September 30, 2006, AtheroGenics had 7,530,591 shares of common stock reserved for issuance under the Plans in connection with outstanding options or future grants. The Plans allow for grants of non-qualified options, incentive stock options and shares of restricted stock. Non-qualified options granted under the Plans may vest immediately for non-employees, but vest over a one to four-year period for employees and directors. Incentive stock options generally vest over four years.

The following is a summary of all stock option activity for the nine months ended September 30, 2006.

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value

Outstanding at January 1, 2006	4,375,632	$11.17
Granted	1,400,109	15.09
Exercised	(224,249)	7.86
Canceled	(178,206)	18.71
Outstanding at September 30, 2006	5,373,286	12.08	6.91	$19,955,127

Exercisable at September 30, 2006	3,239,346	$8.99	5.62	$19,688,324

7. Convertible Notes Payable

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

As of September 30, 2006, AtheroGenics has reserved a total of 13,322,307 shares of common stock for future issuances in connection with the 4.5% convertible notes and the 1.5% convertible notes. In addition, as of September 30, 2006, there was approximately $322,500 of accrued interest expense related to the 4.5% notes, which is due March 1, 2007 and $500,000 of accrued interest expense related to the 1.5% convertible notes, which is due February 1, 2007.

8. Commitments and Contingencies

Except as set forth below, AtheroGenics' commitments and contingencies have not changed materially from those previously discussed in its Form 10-K.

In March 2005, AtheroGenics committed to purchase approximately $3.5 million of commercial manufacturing equipment for AGI-1067, to be delivered in 2006. In March 2006, AstraZeneca assumed this commitment, and the costs are shared by both AtheroGenics and AstraZeneca as part of the joint license and collaboration agreements that were signed in December 2005. AtheroGenics expects its portion of the cost of the equipment and the construction, installation and start-up costs related to the equipment to be approximately $9.0 million over the life of the project. Under the terms of the license agreement, this amount may be reimbursed by AstraZeneca when certain termination rights expire. As of September 30, 2006, AtheroGenics has recorded $2.3 million as equipment and leasehold improvements related to its portion of the cost of the equipment and construction which has occurred to date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read with the financial statements and related footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in AtheroGenics' Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made. These risks are set forth in more detail in our Form 10-K for the fiscal year ended December 31, 2005 and in Forward -Looking Statements” below. In this report, "AtheroGenics," "we," "us" and "our" refer to AtheroGenics, Inc.

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

In the second half of 2006, we were engaged by AstraZeneca to conduct FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 plus Usual Care Study). FOCUS is a follow-up Phase III clinical trial for patients exiting ARISE, designed to collect extended safety information. AstraZeneca will be funding the entire cost of the trial, which could last two years beyond ARISE.

In December 2005, we announced a license and collaboration agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement, we received an upfront license fee of $50 million and, subject to the achievement of specific milestones, including a successful outcome in ARISE, we will be eligible for development and regulatory milestones of up to an aggregate of $300 million. The agreement also provides for progressively demanding sales performance related milestones, the achievement of which could result in up to an additional $650 million in the aggregate. In addition, we will also receive royalties on product sales. AstraZeneca has the right to terminate the license and collaboration agreement at specified periods as further described in our Form 10-K for the year ended December 31, 2005.

AGI-1096, our second v-protectant® candidate, is a novel antioxidant and selective anti-inflammatory agent that is being developed to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection. We are working with Astellas Pharma Inc. (“Astellas”) to further develop AGI-1096 in preclinical and early-stage clinical trials. In a Phase I clinical trial investigating the safety and tolerability of oral AGI-1096 in combination with Astellas’ tacrolimus (Prograf®) conducted in healthy volunteers, results indicated that regimens of AGI-1096 administered alone, and concomitant with tacrolimus, were generally well-tolerated, and there were no serious adverse events associated with either regimen during the study. AGI-1096 has also demonstrated pharmacological activity in certain preclinical studies that were conducted as part of the ongoing collaboration. In February 2006, we announced the extension of our collaboration with Astellas to conduct additional trials, with Astellas funding all development costs during the term of the agreement. Astellas will also retain the exclusive option to negotiate with us for late stage development and commercial rights to AGI-1096.

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

The following table provides information regarding our research and development expenses for our major product candidates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Direct external AGI-1067 costs	$12,256,126	$12,981,694	$31,930,434	$40,975,276
Unallocated internal costs and other programs	9,550,845	7,477,494	22,584,339	15,019,850
Total research and development	$21,806,971	$20,459,188	$54,514,773	$55,995,126

From inception, we have devoted the large majority of our research and development efforts and financial resources to support development of the AGI-1067 product candidate. We will retain responsibility for the ongoing ARISE clinical trial and for regulatory filings in the United States. We will conduct the FOCUS clinical trial for which we will be compensated by AstraZeneca. AstraZeneca will have full responsibility for pre-commercialization activities involving AGI-1067 and will oversee all aspects of the marketing, sales and distribution of AGI-1067 on a worldwide basis. AstraZeneca will also be responsible for all non-U.S. regulatory filings. Spending for the AGI-1096 program in 2006 and 2005 was funded by our collaborative development partner, Astellas.

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

We have not derived any commercial revenues from product sales. We expect to incur significant losses in most years prior to deriving any such product revenue as we continue to increase research and development costs. We have funded our operations primarily through sales of equity and debt securities. We have incurred significant losses since we began operations and, as of September 30, 2006, had an accumulated deficit of $341.3 million. We cannot assure you that we will become profitable or receive any milestone-related revenues under our agreement with AstraZeneca. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances and to manufacture and market our future products.

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

Research and Development Accrual

As part of the process of preparing our financial statements, we are required to estimate expenses that we believe we have incurred, but for which we have not yet been billed. This process involves identifying services and activities that have been performed by third party vendors on our behalf and estimating the level to which they have been performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of expenses for which we accrue include fees for professional services, such as those provided by certain clinical research organizations and investigators in conjunction with clinical trials, and fees owed to contract manufacturers in conjunction with the manufacture of clinical trial materials. We make these estimates based upon progress of activities related to contractual obligations and also information received from vendors.

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

During the third quarter, AstraZeneca engaged AtheroGenics to perform FOCUS, a follow-up Phase III clinical trial for patients who have completed ARISE. Revenues under the research and development agreement pertaining to the FOCUS clinical trial are recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent. According to the criteria established by EITF Issue No. 99-19, we are the primary obligor of the agreement because we are responsible for the selection, negotiation, contracting and payment of the third party suppliers. In addition, any liabilities resulting from the agreement are the responsibility of AtheroGenics. Research and development revenues are recognized, on a gross basis, as activities are performed under the terms of the related agreement. Revenues that have not been invoiced are reflected as unbilled receivables as described in the accounts receivable note.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that companies recognize compensation expense associated with stock option grants and other equity instruments to employees in the financial statements. SFAS 123(R) applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We are using the modified-prospective method and the Black-Scholes valuation model for valuing the share-based payments. We will continue to account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2006 and 2005

Revenues

Total revenues were $10.3 million and $20.7 million for the three and nine months ended September 30, 2006, respectively. The license fee revenues of $6.3 million and $16.7 million for the three and nine months ended September 30, 2006, respectively, are attributable to the license and collaboration agreement, effective January 2006, with AstraZeneca for the development and commercialization of AGI-1067. This amount represents the earned portion of the $50.0 million license fee that is being amortized over 24 months. The research and development revenues of $4.0 million for the three and nine months ended September 30, 2006 are for services performed for AstraZeneca related to the FOCUS clinical trial. There were no revenues during 2005.

Expenses

Research and Development. Research and development expenses increased 7% to $21.8 million for the three months ended September 30, 2006 from $20.5 million for the comparable period in 2005, and decreased 3% to $54.5 million for the nine months ended September 30, 2006 from $56.0 million for the comparable period in 2005. The increase in research and development expenses for the three months ended September 30, 2006 is primarily due to costs for the initiation of FOCUS of approximately $4.0 million and non-cash stock-based compensation of $1.2 million. These costs were largely offset by lower spending related to other trials in the AGI-1067 clinical program. The decrease in research and development for the nine months ended September 30, 2006 is primarily due to lower development expenses for AtheroGenics’ ongoing AGI-1067 clinical program, including clinical supplies and manufacturing scale-up activities, partially offset by the costs associated with the initiation of FOCUS of approximately $4.0 million and non-cash stock-based compensation expense of $3.6 million.

Marketing, General and Administrative. Marketing, general and administrative expenses increased 49% to $3.1 million for the three months ended September 30, 2006 from $2.1 million for the comparable period in 2005, and 63% to $10.0 million for the nine months ended September 30, 2006 from $6.1 million for the comparable period in 2005. The increase during both periods is primarily due to non-cash stock-based compensation expense of $1.1 million and $3.1 million for the three and nine months ended September 30, 2006, respectively, reflecting the adoption of SFAS 123(R) in January 2006.

Interest and Other Income

Interest and other income is primarily comprised of interest income earned on our cash and short-term investments. Interest and other income was $2.4 million and $7.0 million for the three and nine months ended September 30, 2006, respectively, compared to $1.8 million and $4.9 million for the three and nine months ended September 30, 2005, respectively. The increase for the three and nine months ended September 30, 2006 is due to an increase in interest rates on our interest bearing accounts.

Interest Expense

Interest expense was $2.1 million and $6.3 million for the three and nine months ended September 30, 2006, respectively and $2.3 million and $6.6 million for the three and nine months ended September 30, 2005, respectively. The decrease for the three and nine-month period is due to the lower aggregate principal amount of our 4.5% convertible notes outstanding compared to the prior year.

Other Expense

Other expense was $3.5 million for the nine months ended September 30, 2006. The increase in other expense is due to $3.5 million of non-cash expense related to the exchange of $14.0 million of AtheroGenics’ 4.5% convertible notes for common stock in the first quarter of 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of equity securities and convertible notes. At September 30, 2006, we had cash, cash equivalents and short-term investments of $172.0 million, compared with $182.5 million at December 31, 2005. Working capital at September 30, 2006 was $146.5 million, compared to $173.2 million at December 31, 2005. The decrease in cash, cash equivalents and short-term investments and working capital for the nine months ended September 30, 2006 is due to the use of funds for operating purposes and capital equipment purchases, partially offset by the $50.0 million license fee received from AstraZeneca in connection with our license and collaboration agreement.

Net cash used in operating activities was $9.8 million for the nine months ended September 30, 2006 compared to net cash used in operating activities of $63.5 million for the nine months ended September 30, 2005.

The decrease in net cash used in operating activities for the nine months ended September 30, 2006 is principally due to cash used to fund our operating activities, including the expenditures for our ARISE and FOCUS Phase III clinical trials and our other ongoing product development programs, partially offset by the $50.0 million license fee received from AstraZeneca and the increase in accounts receivable related to research and development agreements. We anticipate net cash usage in 2006 and 2007 for ARISE to be an aggregate of approximately $45.0 million. We anticipate net cash usage in 2006 for ARISE and our other ongoing preclinical and clinical programs, as well as our other operating activities, to be in a range of $30.0 million to $35.0 million, which is net of the $50.0 million license fee received from AstraZeneca in February 2006.

Net cash provided by investing activities was $26.0 million for the nine months ended September 30, 2006 compared to net cash used in investing activities of $47.8 million for the nine months ended September 30, 2005. Net cash provided by investing activities for the nine months ended September 30, 2006 consisted primarily of the net sales of short-term investments, partially offset by the purchases of equipment and leasehold improvements. The net cash used in investing activities for the nine months ended September 30, 2005 consisted primarily of net purchases of available-for-sale securities.

Net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2006 compared to $195.7 million for the nine months ended September 30, 2005. Net cash provided by financing activities for the nine months ended September 30, 2006 consisted primarily of the proceeds received upon exercise of common stock options. Net cash provided by financing activities for the nine months ended September 30, 2005 consisted primarily of $193.6 million received from the issuance of 1.5% convertible notes in January 2005.

In August 2003, we issued $100 million in aggregate principal amount of 4.5% convertible notes due 2008 through a Rule 144A private placement to qualified institutional buyers. These notes initially are convertible into our common stock at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately $15.34 per share. Net proceeds were approximately $96.7 million. Interest on the 4.5% convertible notes is payable semi-annually in arrears on March 1 and September 1. In January 2006, we exchanged $14.0 million in aggregate principal amount of the 4.5% convertible notes for 1,085,000 shares of our common stock. From time to time, we may enter into additional exchange offers and/or purchases of these notes. As of September 30, 2006, we have recorded $322,500 of accrued interest expense related to the 4.5% notes, which is due March 1, 2007.

In January 2005, we issued $200 million in aggregate principal amount of 1.5% convertible notes due 2012 through a Rule 144A private placement to qualified institutional buyers. These notes are convertible into shares of our common stock at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, or approximately $25.92 per share. Interest on the 1.5% convertible notes is payable semi-annually in arrears on February 1 and August 1. Net proceeds were approximately $193.6 million. We are using the net proceeds from the sale of the 1.5% notes to fund the ongoing costs of the ARISE Phase III clinical trial for AGI-1067 and other research and development activities, including clinical trials, and for general corporate purposes, including working capital. Pending these uses, the net proceeds have been invested in interest-bearing, investment grade securities. As of
September 30, 2006, we have recorded $500,000 of accrued interest expense related to the 1.5% notes, which is due February 1, 2007.

In March 2005, we committed to purchase approximately $3.5 million of commercial manufacturing equipment for AGI-1067, to be delivered in 2006. In March 2006, AstraZeneca assumed this commitment, and the costs are shared by both AtheroGenics and AstraZeneca as part of the joint license and collaboration agreements that were signed in December 2005. We expect our portion of the cost of the equipment and the construction, installation and start-up costs related to the equipment to be approximately $9.0 million over the life of the project. Under the terms of the license agreement, this amount may be reimbursed by AstraZeneca when certain termination rights expire. As of September 30, 2006, we have recorded $2.3 million as equipment and leasehold improvements related to our portion of the cost of the equipment and construction which has occurred to date.

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

The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	AGI-1067 and AGI-1096 may fail in clinical trials;

•	our ability to generate positive cash flow in light of our history of operating losses;

•	our inability to obtain additional financing on satisfactory terms, which could preclude us from developing or marketing our products;

•	our ability to successfully develop our other product candidates;

•	our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;

•	our substantial dependence on our AstraZeneca collaboration, which may ultimately be unsuccessful;

•	possible delays in our clinical trials;

•	our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates;

•	our need, or our partner AstraZeneca’s need, to comply with applicable regulatory requirements in the manufacture and distribution of our products to avoid incurring penalties that my inhibit our ability to commercialize our products;

•	our ability to protect adequately or enforce our intellectual property rights or secure rights to third party patents;

•	the ability of our competitors to develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates;

•	third parties' failure to synthesize and manufacture our product candidates, which could delay our clinical trials or hinder our commercialization prospects;

•	our ability to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions;

•	our ability to attract, retain and motivate skilled personnel and cultivate key academic collaborations;

•	our ability to obtain an adequate level of reimbursement or acceptable prices for our products;

•	we may face product liability lawsuits which may cause us to incur substantial financial loss or we may be unable to obtain future product liability insurance at reasonable prices, if at all, either of which could diminish our ability to commercialize our future products; and

•	the conversion of our $86 million principal amount, 4.5% convertible notes and our $200 million
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

ATHEROGENICS, INC.

Date: November 8, 2006	/s/MARK P. COLONNESE
Mark P. Colonnese
Executive Vice President, Commercial Operations and
Chief Financial Officer