Form 10-K
period 2006-12-31
ATHEROGENICS INC
filed 2007-03-08
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value
Common Stock Purchase Rights

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price of $13.05 as reported on the Nasdaq National Market as of the last business day of AtheroGenics’ most recently completed second fiscal quarter (June 30, 2006), was approximately $133,924,072. AtheroGenics has no nonvoting common equity.
     The number of shares outstanding of the registrant’s common stock, as of March 2, 2007: 39,467,927.
Documents Incorporated by Reference:
     Portions of the proxy statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2007 Annual Meeting of Shareholders are incorporated herein by reference in Part II, Item 5 and Part III.

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
     AGI-1067 is our v-protectant® candidate that is most advanced in clinical development. AGI-1067 is designed to benefit patients with coronary heart disease (“CHD”), which is atherosclerosis of the blood vessels of the heart. Atherosclerosis is a common disease that results from inflammation and the buildup of plaque in arterial blood vessel walls. Nearly 16 million people in the United States currently have diagnosed CHD. There are no medications available for physicians to directly treat the underlying chronic inflammation associated with CHD. Instead, physicians treat risk factors, such as high cholesterol and high blood pressure, to slow the progression of the disease. The anti-inflammatory mechanism of AGI-1067 represents a novel, direct therapeutic approach that may be suitable as a chronic treatment for all patients with CHD, including those without traditional risk factors.
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
     In 2003, we initiated the pivotal Phase III trial Aggressive Reduction of Inflammation Stops Events (“ARISE”), which was conducted in cardiac centers in the United States, Canada, the United Kingdom and South Africa. ARISE will evaluate the impact of AGI-1067 on important outcome measures such as death due to coronary disease, myocardial infarction, stroke, coronary re-vascularization and unstable angina in patients who have CHD. The study will assess the incremental benefits of AGI-1067 versus the current standard of care therapies in this patient population. As such, all patients in the trial, including those on placebo, received other appropriate heart disease medications, including statins and other cholesterol-lowering therapies, high blood pressure medications and anti-clotting agents.
     We completed patient enrollment with more than 6,100 patients in the study. The target number of events will yield greater than 95 percent statistical power to detect a 20 percent difference in clinical events between the study arms. We completed the ARISE trial in 2006 and expect to announce the results in early 2007. Assuming positive results, we plan to file an NDA with the FDA as soon as possible thereafter.
     In 2005, we announced a license and collaboration agreement with IPR Pharmaceuticals, Inc. (“AstraZeneca”) for the global development and commercialization of AGI-1067. Under the terms of the agreement we received an upfront nonrefundable license fee of $50 million and, subject to the achievement of specific milestones including a successful outcome in ARISE, we will be eligible for development and regulatory milestones of up to an aggregate of $300 million. The agreement also provides for progressively demanding sales performance related milestones of up to an additional $650 million in the aggregate. In addition, we will also receive royalties on product sales. AstraZeneca is responsible for supplying all of the manufacturing, packaging and labeling. AstraZeneca has the right to terminate the license and collaboration agreement at specified periods as further described in “Collaborations” below.
     In the second half of 2006, we were engaged by AstraZeneca to conduct FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 Plus Usual Care Study). FOCUS is a follow-up Phase III clinical trial for patients exiting ARISE, designed to collect extended safety information. The trial could last two years beyond ARISE.
     AGI-1096, our second v-protectant® candidate, is a novel antioxidant and selective anti-inflammatory agent that is being developed to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection. We are working with Astellas Pharma Inc. (“Astellas”) to further develop AGI-1096 in preclinical and early-stage clinical trials. In a Phase I clinical trial investigating the safety and tolerability of oral AGI-1096 in combination with Astellas’ tacrolimus (Prograf®) conducted in healthy volunteers, results indicated that regimens of AGI-1096 administered alone, and concomitant with tacrolimus, were generally well-tolerated, and there were no serious adverse events associated with either regimen during the course of the study. AGI-1096 has also demonstrated pharmacological activity in certain preclinical studies that were conducted as part of the ongoing collaboration. In February 2006, we announced the extension of our collaboration with Astellas to conduct additional studies, with Astellas funding all development costs during the term of the agreement. Astellas will also retain the exclusive option to negotiate for late stage development and commercial rights to AGI-1096.
     We have also identified additional potential v-protectant® candidates to treat other chronic inflammatory diseases, including asthma. We are evaluating these v-protectants® to determine lead drug candidates for clinical development. We plan to develop these compounds rapidly and may seek regulatory fast track status, if available, to expedite development and commercialization. We plan to continue to expand upon our drug discovery efforts to identify new compounds and novel therapeutic gene targets.
Business Strategy
     Our objective is to become a leading pharmaceutical company focused on discovering, developing and commercializing novel drugs for the treatment of chronic inflammatory diseases. The key elements of our strategy include the following:
•	Continue aggressive development program for AGI-1067. We intend to rapidly develop AGI-1067 for the treatment and prevention of atherosclerosis in patients with CHD.

•	Extend our v-protectant® technology platform into additional therapeutic areas that address unmet medical needs. We believe that our v-protectants® have the potential for treating a wide variety of other chronic inflammatory diseases. These indications include chronic organ transplant rejection, rheumatoid arthritis, asthma and other diseases. We have completed two Phase I clinical trials with positive results for AGI-1096 and we hope to develop this v-protectant® for the prevention of chronic organ transplant rejection.

•	Expand our clinical product candidate portfolio. In addition to our existing discovery programs, we intend to acquire rights to other product candidates and technologies that complement our existing product candidate lines or that enable us to capitalize on our scientific and clinical development expertise. We plan to expand our product candidate portfolio by in-licensing or acquiring product candidates, technologies or companies.

•	Commercialize our products. We plan to collaborate with large pharmaceutical companies to commercialize products that we develop to target patient or physician populations in broad markets. For example, we have entered into a license and collaboration agreement with AstraZeneca to commercialize AGI-1067 due to its applicability to broad commercial markets. Additionally, we plan to develop a sales force to commercialize those of our other products that we develop to target appropriate patient or physician populations in narrow markets. For example, we plan to establish a 125-person sales force to co-promote AGI-1067 to a narrow segment of specialist physicians.
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
     Atherosclerosis of the blood vessels of the heart is called coronary artery disease or heart disease. It is the leading cause of death in the United States, claiming more lives each year than all forms of cancer combined. Recent estimates suggest that nearly 16 million Americans are diagnosed with some form of atherosclerosis. When atherosclerosis becomes severe enough to cause complications, physicians must treat those complications, which include angina, heart attack, abnormal heart rhythms, heart failure, kidney failure, stroke, or obstructed peripheral arteries. Many of the patients with established atherosclerosis are treated aggressively for their associated risk factors, as with statins, which have been repeatedly shown to slow the progression of atherosclerosis and prevent future adverse events such as heart attack, stroke and death. Other risk factors associated with atherosclerosis include elevated triglyceride levels, high blood pressure, smoking, diabetes, obesity and physical inactivity. Many atherosclerosis patients also experience symptoms of angina and/or a history of acute coronary syndromes, such as myocardial infarctions and unstable angina. In addition, most of these patients have high cholesterol, and as a result, the current treatment focuses primarily on cholesterol reduction. Additionally, these patients are routinely treated with anti-hypertensives and anti-platelet drugs to help prevent the formation of blood clots. There are currently no medications available for physicians to treat directly the underlying chronic inflammation of atherosclerosis.
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
V-Protectant® Technology
     We have developed a proprietary v-protectant® technology platform targeted to the treatment of chronic inflammatory diseases. This platform is based on the work of our scientific co-founders R. Wayne Alexander, M.D., Ph.D. and Russell M. Medford, M.D., Ph.D. In 1993, Drs. Alexander and Medford discovered a novel mechanism within arterial blood vessel walls that could control the excessive accumulation of white blood cells without affecting the body’s ability to fight infection. V-protectant® technology exploits the observation that the endothelial cells that line the interior wall of the blood vessel play an active role in recruiting white blood cells from the blood to the site of chronic inflammation. V-protectants® are intended to block harmful effects of oxygen and other similar molecules, collectively called oxidants. Scientists have known for some time that some oxidants can damage cells, but have more recently determined that these same oxidants may also act as signals to modify gene activity inside cells. This change in gene activity leads to the production of proteins that initiate or maintain inflammation. The protein products of these cells, including an adhesion molecule, called VCAM-1, attract white blood cells to the site of chronic inflammation. We believe that an excess number of VCAM-1 molecules on the surface of cells is a disease state. We also believe that AGI-1067 and other v-protectants® can act as antioxidants and can block the specific type of inflammation caused by oxidants acting as signals. We believe that v-protectants® will provide this anti-inflammatory benefit without undermining the body’s ability to protect itself against infection.

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
     AGI-1067
     AGI-1067 is our v-protectant® candidate that is most advanced in clinical development. AGI-1067 is designed to benefit patients with CHD, which is atherosclerosis of the blood vessels of the heart. Atherosclerosis is a common disease that results from inflammation and the buildup of plaque in arterial blood vessel walls. Nearly 16 million people in the United States currently have diagnosed CHD. There are no medications available for physicians to treat directly the underlying chronic inflammation associated with CHD. Instead, physicians treat risk factors, such as high cholesterol and high blood pressure, to slow the progression of the disease. The anti-inflammatory mechanism of AGI-1067 represents a novel, direct therapeutic approach that may be suitable as a chronic treatment for all patients with CHD, including those without traditional risk factors.
     We completed a 305-patient Phase II clinical trial of AGI-1067 called Canadian Antioxidant Restenosis Trial (“CART-1”) in 2001. Results from the trial showed that the study met its primary endpoint, which was improvement in the size of the luminal area, or coronary artery opening, as measured by intravascular ultrasound six months after angioplasty, with statistical significance. CART-1 data also showed that after only six weeks of therapy, there was an apparent anti-atherosclerotic effect in blood vessels adjacent to the angioplasty site, but not involved in the angioplasty. In the trial, AGI-1067 was well tolerated, with no increase in serious adverse events versus placebo.
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

     In 2003, we initiated the pivotal Phase III trial, called ARISE, which was conducted in cardiac centers in the United States, Canada, the United Kingdom and South Africa. ARISE will evaluate the impact of AGI-1067 on important outcome measures such as death due to coronary disease, myocardial infarction, stroke, coronary re-vascularization and unstable angina in patients who have CHD. The study will assess the incremental benefits of AGI-1067 versus the current standard of care therapies in this patient population. As such, all patients in the trial, including those on placebo, received other appropriate heart disease medications, including statins and other cholesterol-lowering therapies, high blood pressure medications and anti-clotting agents.
     We completed patient enrollment with more than 6,100 patients in the study. The target number of events will yield greater than 95 percent statistical power to detect a 20 percent difference in clinical events between the study arms. We completed the ARISE trial in 2006 and expect to announce the results in early 2007. Assuming positive results, we plan to file an NDA with the FDA as soon as possible thereafter.
     In 2005, we announced a license and collaboration agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement, we received an upfront nonrefundable license fee of $50 million and, subject to the achievement of specific milestones including a successful outcome in ARISE, we will be eligible for development and regulatory milestones of up to an aggregate of $300 million. The earned portion of the $50.0 million license fee, which is being amortized over 24 months, accounted for approximately $22.9 million in revenue or 72% of our total revenues, for the year ended December 31, 2006. The agreement also provides for progressively demanding sales performance related milestones of up to an additional $650 million in the aggregate. In addition, we will also receive royalties on product sales. AstraZeneca is responsible for supplying all of the manufacturing, packaging and labeling. AstraZeneca has the right to terminate the license and collaboration agreement at specified periods as further described in “Collaborations” below.
     In the second half of 2006, we were engaged by AstraZeneca to conduct FOCUS. FOCUS is a follow-up Phase III clinical trial for patients exiting ARISE, designed to collect extended safety information. The trial could last two years beyond ARISE. Research and development revenues attributable to services performed for AstraZeneca related to the FOCUS clinical trial accounted for $8.8 million in revenue, or 28% of our total revenues, for the year ended December 31, 2006.
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
     We are evaluating these v-protectants® to determine lead drug candidates for clinical development. We plan to develop these v-protectants® rapidly and may seek regulatory fast track status, if available, to expedite development and commercialization. We will continue to expand upon our v-protectant® technology platform to identify novel therapeutic gene targets.
Collaborations
     AstraZeneca Agreement
     In 2005, we announced a license agreement and a co-promotion agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement, we received an upfront nonrefundable license fee of $50 million in February 2006 in partial consideration for the licenses and other rights granted in the license agreement. We will be eligible to receive up to an aggregate of $300 million upon achieving certain development and regulatory milestones. We will also be eligible to receive up to an additional $650 million in the aggregate upon achieving progressively demanding sales performance related milestones. Joint development and management committees have been established and consist of members from each company, who will oversee development, regulatory and marketing activities with respect to AGI-1067, as more fully described below.
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
     In the second half of 2006, we were engaged by AstraZeneca to conduct FOCUS, a follow-up Phase III clinical trial for patients exiting ARISE, designed to collect extended safety information. The trial could last two years beyond ARISE.
     Astellas Pharma Inc. (Formerly Known As Fujisawa Pharmaceutical Co., Ltd.) Agreement
     In 2004, we announced a collaboration with Fujisawa Pharmaceutical Co., Ltd. (“Fujisawa”) to develop AGI-1096 as an oral treatment for the prevention of organ transplant rejection. Under the agreement, we agreed to collaborate with Fujisawa to conduct preclinical and early stage clinical development trials, with Fujisawa funding all development costs during the term of the agreement. Fujisawa received an option to negotiate for late stage development and commercial rights to the compound. In 2005, Astellas was formed through the merger of Fujisawa and Yamanouchi Pharmaceutical Co., Ltd. In February 2006, we extended the collaboration with Astellas.
Discovery Research Program
     We have built a robust Discovery Research Program using our demonstrated expertise in molecular biology, cell biology, physiology, pharmacology, biochemistry and medicinal chemistry.
     Our Discovery Research Program has the following main objectives:
•	To discover and develop v-protectants® with enhanced potency and improved therapeutic properties. We are synthesizing novel compounds and testing them in a variety of biochemical, cell-based and pharmacological assays to discover and develop new, small molecule v-protectants®. We believe that these v-protectants® may have improved therapeutic properties and applicability across a wide range of chronic inflammatory diseases. We have identified several novel series of highly potent and pharmacologically-active v-protectants® for investigation.

•	To discover and develop new classes of anti-inflammatory drug candidates based upon our MEKK inhibitor drug discovery platform. As a result of entering into a license agreement with National Jewish Medical and Research Center in 2001, we have expanded our research program to identify novel pharmacological inhibitors of this important family of enzymes that participate in chronic inflammation.

•	To identify and develop new drug candidates based on promising therapeutic targets identified by our drug discovery programs. Using knowledge gained from our v-protectant® program and ongoing research activities, we are identifying enzymes and other molecular targets that either control or are controlled by oxidant signals. We believe these discoveries will enable our chemists to synthesize the next generation of therapeutic agents that target chronic inflammation. We intend to use these enzymes and other molecular targets for both internal efforts and as strategic collaboration assets.

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
     Under the license agreement with Emory (the “Emory License Agreement”), Emory granted to us an exclusive license to make, use and sell methods and products covered by certain patents and patent applications owned by Emory relating generally to the treatment and diagnosis of VCAM-1 related diseases. In August 2005, we amended the Emory License Agreement to provide that Emory will receive a portion of any milestones or royalties received by us from third parties (such as through our joint licensing and collaboration agreement with AstraZeneca) in exchange for a reduced participation in future revenues and the elimination of milestone payments. We must indemnify Emory for all claims and/or losses caused or contributed to by AtheroGenics arising out of our use of the license. We have procured commercial general liability insurance in specified amounts customary in the industry naming Emory as an insured. Under the terms of our collaboration agreement with AstraZeneca, all amounts due under the Emory License Agreement are the responsibility of AstraZeneca.
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
     AGI-1067 Patent Portfolio
     Our patent coverage on AGI-1067 is based on patent filings that we own and patent filings exclusively licensed from Emory. We own one issued patent, U.S. Patent No. 5,262,439 and related filings in Japan, Canada and Europe that generically cover the compound AGI-1067 as a member of a class of related compounds. We own another patent, U.S. Patent No. 6,147,250, that protects the specific compound AGI-1067 and its use to treat VCAM-1 mediated diseases including, among others, atherosclerosis, post-angioplasty restenosis and coronary artery disease. We also own U.S. Patent No. 6,121,319, which covers the use of a class of compounds including AGI-1067 to treat VCAM-1 mediated diseases. Applications corresponding to U.S. Patent No. 6,147,250 and

U.S. Patent No. 6,121,319 have also been filed in foreign patent offices. The patents that we have exclusively licensed from Emory include the use of a substance that inhibits a class of oxidant signals to treat diseases mediated by VCAM-1.
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
Manufacturing
     We have entered into arrangements with third party manufacturers for the supply of AGI-1067 bulk drug substance and for the formulated drug product for use in our ongoing and currently planned clinical trials. Under our joint license and collaboration agreement, AstraZeneca is responsible for all of the AGI-1067 manufacturing, packaging and labeling for future clinical trials and commercial supply.
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
     We plan to establish manufacturing agreements with third parties that comply with Good Manufacturing Practice guidelines for bulk drug substance and oral or intravenous formulations of our other v-protectant® product candidates to support both ongoing and planned clinical trials as well as commercial supply of the products following regulatory approval.
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
Governmental Regulation
     We plan to develop prescription-only drugs for the foreseeable future. The FDA is the regulatory agency in the United States that is charged with the protection of people who take prescription medicines. Every country has a regulatory body with a similar mandate. The European Union (“EU”) has vested centralized authority in the European Medicines Evaluation Agency and the Committee for Medicinal Products for Human Use to standardize review and approval across EU member nations.
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
     The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are consistent with labeling approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.
     The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or approval of new indications for our existing products. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

     We must meet regulatory standards prior to exposing subjects to any drug candidate. We remain responsible for any of these development activities whether we perform them internally or contract them to a third party. The FDA may audit us or our third party contractors at any time to ascertain compliance with standards. The FDA may halt all ongoing work if it determines that we or our contractors have deviated significantly from these standards. These standards include:
•	Good Manufacturing Practices (“GMP”), which govern the formulation, manufacture, testing, labeling, packaging, release and monitoring of a drug throughout its life cycle;

•	Good Laboratory Practices, which govern the use of a drug in animal studies to support establishment of safety or the disposition and metabolism of the administered drug, and handling of human or other biological samples for drug assays; and

•	Good Clinical Practices, which govern the exposure of human subjects under our investigational protocols. Good Clinical Practices set standards for the constitution and activities of institutional review boards and clinical investigators that are charged with assuring that the appropriate person gives informed consent prior to study participation, protecting patients whether they receive an experimental drug, an approved drug or a placebo, controlling and accounting for investigational drug products, and producing timely and accurate study records.
     Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their contractors involved in the manufacture of drug components or the required testing of the drug or its components are required to register their establishments with the FDA and certain state agencies. As registered establishments, they are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current GMP. These inspections are intended to assure that facilities are appropriately qualified and maintained, personnel are properly experienced and trained, procedural and documentation requirements are satisfied, and product meets established specifications. We cannot be certain that we or our present or future suppliers will be able to comply with the current GMP and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution or withdraw approval of the NDA for that drug.
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
     Drug promotion and advertising are subject to FDA and other regulatory oversight in the United States and national review elsewhere. In addition, state and local governments and other federal agencies may control manufacturing, distribution, or disposal subject to local regulation.
Research and Development
     Our research and development expenses in 2006, 2005 and 2004 were $82.9 million, $71.3 million and $59.2 million, respectively. We plan to focus our near-term research and development efforts on the continued development of the products in our current development pipeline, which include AGI-1067, AGI-1096 and other preclinical v-protectant® compounds.

Employees
     As of March 2, 2007, we had 127 full-time employees, including 92 in research and development. The employee group includes 34 employees with Ph.D.s, seven with M.D.s and 31 with Masters degrees. We believe that our employee relations are good.
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

Item 1A. Risk Factors
Forward-Looking Statements and Risks Related to Our Company and Business
     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of AtheroGenics. AtheroGenics and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and our other filings with the Securities and Exchange Commission and in our reports to our shareholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including projections of our future results of operations or of our financial condition, research, development and commercialization of our product candidates, expected timing regarding the completion of our clinical trials and the related release of results and anticipated trends in our business, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on our then current views and assumptions regarding future events and operating performance, and speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
     The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:
Risks Related to Our Financial Results and Need for Additional Financing
We have a history of operating losses, and we may not generate revenue or achieve profitability in the future.
     Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to complete successfully the development of our product candidates, conduct preclinical tests and clinical trials, obtain the necessary regulatory approvals and manufacture and market the resulting drugs. We have had no product revenue to date. We have experienced operating losses since we began operations in 1994. As of December 31, 2006, we had an accumulated deficit of approximately $362.0 million. We expect to incur additional operating losses and expect cumulative losses to increase as our research and development, preclinical, clinical, manufacturing and marketing efforts expand. If we are unable to achieve and then maintain profitability, the market value of our common stock and our outstanding notes will decline.
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
     We expect our research and development expenses to increase in connection with our ongoing activities. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses, obligations under our financing arrangements and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including:
•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	our ability to establish and maintain collaborations, the financial terms of any collaborations and our ability to achieve pre-determined milestones in connection with such collaborations;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs;

•	the extent to which we acquire or invest in businesses, products and technologies.
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
     AGI-1067 is our lead compound. Our ability to generate product revenues will depend heavily on the successful development and commercialization of this compound. The commercial success of AGI-1067 will depend on several factors, including the following:
•	successful completion of clinical trials;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	successfully preparing for, and sustaining, commercial manufacturing and distribution arrangements with third party manufacturers, including our collaborator, AstraZeneca;

•	commencing commercial sales of the product, in collaboration with AstraZeneca; and

•	acceptance of the product in the medical community and with third party payors.
     AGI-1067 could fail in clinical trials if we are unable to show that it is effective or if it causes unacceptable side effects in the patients we treated. While the plaque regression observed in the group treated with AGI-1067 in the CART-2 trial exceeded that observed in the standard of care group numerically, the difference was not statistically significant. Moreover, the results of our Phase II clinical trials of AGI-1067 are not necessarily indicative of the results we will obtain in our Phase III clinical trial of AGI-1067, particularly because the primary clinical endpoints of these trials are not the same. Failure in clinical trials of AGI-1067 would have a material adverse effect on our ability to generate revenue or become profitable. If we are not successful in commercializing AGI-1067, or are significantly delayed or limited in doing so, our business will be materially harmed.
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
     Other than AGI-1067, all of our other product candidates are in early stages of development, and only one other product candidate has undergone Phase I clinical trials. Our product candidates are subject to the risks of failure inherent in developing drug products based on new technologies. We do not expect any of our potential product candidates, including AGI-1067, to be commercially available until at least 2008. Our drug discovery efforts may not produce any other proprietary product candidates. Our failure to develop product candidates will limit our ability to generate additional revenue.
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
     A key element of our business strategy is to collaborate with third parties, particularly leading pharmaceutical companies, to develop and commercialize some of our product candidates. We expect to seek collaborations for the development and commercialization of product candidates in the future. The timing and terms of any collaboration will depend on the evaluation by prospective collaborators of the trial results and other aspects of the drug’s safety and efficacy profile. If we are unable to reach agreements with suitable collaborators for any product candidate, we would be forced to fund the entire development and commercialization of such product candidates, and we may not have the resources to do so. If resource constraints require us to enter into a collaboration early in the development of a product candidate, we may be forced to accept a more limited share of any revenues this product may eventually generate. We face significant competition in seeking appropriate collaborators. Moreover, these collaboration arrangements are complex and time-consuming to negotiate and document. We may not be successful in our efforts to establish collaborations or other alternative arrangements for any product candidate. Even if we are successful in establishing collaborations, we may not be able to ensure fulfillment by collaborators of their obligations or our expectations.
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
     In addition to our license and collaborative agreements with AstraZeneca to develop and commercialize AGI-1067, we have entered into and renewed a collaboration agreement with Astellas to develop AGI-1096 in preclinical testing and early-stage clinical trials and intend to pursue additional collaborations in the future with large pharmaceutical companies to commercialize other products that we develop to target patient or physician populations in broad markets. Our existing collaborations and any other collaboration that we may establish may not be successful. The success of any collaboration arrangement will depend heavily on the efforts and activities of our collaborators. Collaborators will likely have significant discretion in determining the efforts and resources that they will apply to these collaborations. The risks that we anticipate being subject to in collaborations include:
•	a collaborator may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us;

•	a collaborator may change the focus of its development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries;

•	the ability of our product candidates and products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to these products;

•	a collaborator may terminate a collaboration;

•	a collaborator may fail to achieve or remain in regulatory compliance; and

•	a collaborator may fail to maintain or defend our intellectual property rights.
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
     We currently have no manufacturing facilities to synthesize or manufacture our product candidates, nor do we intend to develop these capabilities in the near future. In December 2005, we entered into a joint license and collaboration agreement, with AstraZeneca, which is responsible for all of the AGI-1067 manufacturing, packaging and labeling activities. Our reliance on AstraZeneca and on other third parties for these services exposes us to various risks that could delay our clinical trials or hinder our commercialization prospects. These risks include the following:
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
     We have not previously sold, marketed or distributed any products and currently have no sales or distribution capabilities. As our drug candidates progress towards ultimate commercialization, we will need to develop our sales and marketing capabilities and enter into agreements with third parties to perform these functions. Pursuant to our joint licensing and collaboration agreement, AstraZeneca will be responsible for the distribution and marketing of AGI-1067 in all markets throughout the world. In addition, AstraZeneca has agreed to fund a sales force of up to 125 people for three years. Prior to and during this three-year period, we may be unable to successfully hire and retain key sales and marketing personnel that we need to effectively manage and carry out the commercialization of AGI-1067, or any other drug candidates. Even if we manage to hire and retain necessary personnel, we may be unable to implement our sales, marketing and distribution strategies effectively or profitably. We have no experience in developing, training or managing a sales force and will incur substantial additional expenses in doing so. The cost of establishing and maintaining a sales force may exceed its cost effectiveness. In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. Lastly, in the event that AGI-1067 or another of our drug candidates is not approved for marketing by the FDA, or if AstraZeneca terminates our joint licensing and collaboration agreement, we may have incurred expenses for the buildup of a sales force that we may not be able to recover, and may have difficulty continuing to maintain the sales force and marketing infrastructure funded by AstraZeneca.
If we are unable to obtain adequate coverage and reimbursement from third party payors for any products that we may develop or acceptable prices for those products, our revenues and prospects for profitability will suffer.
     Most patients rely on government payors, such as Medicare or Medicaid, private health insurers or other third party payors to pay for their medical needs, including any pharmaceutical products that we or any collaborators may bring to the market. If government or other third party payors do not provide adequate coverage and reimbursement for any products that we might develop, our revenues and prospects for profitability will suffer. In December 2003, the Congress enacted the Medicare Prescription Drug and Modernization Act, which significantly expanded Medicare coverage of prescription drugs by establishing Medicare Part D, a voluntary, limited outpatient prescription drug program, which went into effect on January 1, 2006. The advent of the Part D program might increase coverage for Medicare beneficiaries and thereby increase demand for our products, however, Part D prescription drug plans will have substantial leverage in negotiating the payments for drugs furnished through the program. This might result in lower payments for products that are covered through the Part D program than we might otherwise obtain from private plans. Price concessions that we provide to Part D plans could adversely impact our pricing with non-Medicare third party payors.
     A primary trend in the United States healthcare industry is toward cost containment. Third party payors increasingly are challenging the prices charged for medical products and services, and many third party payors limit coverage and reimbursement for newly-approved healthcare products. In particular, third party payors might limit the indications for which they will provide coverage for products that we develop or provide coverage barriers such as requiring prior approval from the health plan based on a patient’s diagnosis and a physician’s letter of medical necessity. Cost control initiatives by payors could decrease the price we might establish for products that we might develop, which could result in lower product revenues to us.
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
     The testing and marketing of medicinal products entail an inherent risk of product liability. Even if we perform careful clinical development, we cannot predict the full range of adverse consequences that might be associated with the use, misuse, or abuse of our products. We also must remain highly vigilant to emerging information and trends that may concern our products. Clinical trial subjects, consumers, healthcare providers or pharmaceutical companies or others selling our future products could bring product liability claims against us. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
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
     We are a small company with approximately 127 full-time employees. If we are unable to continue to attract, retain and motivate highly qualified management and scientific personnel and to develop and maintain important relationships with leading academic institutions and scientists, we may not be able to achieve our research and development objectives. Competition for personnel and academic collaborations is intense. We have entered into employment agreements with each of our executive officers. These employment agreements are terminable by the employee on short notice. Loss of the services of any of these officers or of our key scientific personnel could adversely affect the progress of our research and development programs. All of our other employees are at will employees. We do not carry key person insurance on any employee.
The outcome of informal inquiries by the SEC and NASD regarding our announcement of interim results from the CART-2 clinical trial for AGI-1067 and related trading in our common stock is uncertain.
     In January 2005, we were contacted by the staff of the SEC and the NASD regarding informal inquiries they are conducting related to our September 27, 2004 announcement of interim results from the CART-2 clinical trial for AGI-1067 and trading in our common stock surrounding that announcement. The SEC staff’s notice states that its inquiry should not be construed as an expression of opinion on the part of the SEC or its staff that any violations of law have occurred. The SEC and NASD staff have requested that we voluntarily provide them with documents and other information relating to that announcement. We have cooperated fully with these requests. Based on our review of the facts as to the September 27, 2004 announcement and trading in our common stock surrounding that announcement, we do not believe that we or any of our officers or directors have violated any laws related to these inquiries. However, we cannot predict the outcome of these inquiries, whether the SEC or NASD will undertake any form of investigation or proceeding relating to us or our officers or directors or when these matters might be resolved.
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
     The market price of our common stock, and the market prices for securities of pharmaceutical and biotechnology companies in general, have been highly volatile and may continue to be highly volatile in the future. During the period from January 1, 2006 to March 2, 2007, the closing sale price of our common stock on the NASDAQ National Market ranged from a low of $9.25 per share to a high of $20.67 per share. The following factors, in addition to other risk factors described in this report, may have a significant impact on the market price of our common stock:
•	results of clinical trials of our product candidates, particularly AGI-1067, and those of our competitors;

•	whether we maintain our collaboration agreement with AstraZeneca;

•	developments concerning any research and development, manufacturing and marketing collaborations, including whether and when we achieve milestones;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	the addition or termination of research programs or funding support;

•	publicity regarding actual or potential results relating to medicinal products under development by our competitors or us;

•	regulatory developments in the United States and other countries;

•	litigation;

•	economic and other external factors, including disasters or crises;

•	period-to-period fluctuations in financial results; and

•	analysts’ recommendations.
     In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. Similar lawsuits may be filed against us and our executive officers and directors. Litigation can be costly, time consuming and disruptive to normal business operations. The defense of these lawsuits could also result in diversion of our management’s time and attention away from business operations, which could harm our business.
Our existing indebtedness and any future indebtedness we incur exposes us to risks that could adversely affect our business, operating results and financial condition.
     As of December 31, 2006, we had $286.0 million of total indebtedness outstanding. We may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, operating results and financial condition, including:
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
     If we do not achieve a significant increase in revenues, we could have difficulty making required payments on our outstanding convertible notes and any indebtedness that we may incur in the future. During each of the last five years, we had no earnings to cover our fixed charges. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our convertible notes or any other indebtedness which we may incur in the future, we would be in default, which would permit the holders of the notes and that other indebtedness to accelerate the maturity of the notes and that other indebtedness and could cause defaults under the notes and that other indebtedness. Any default under our convertible notes or any indebtedness which we may incur in the future could have a material adverse effect on our business, operating results and financial condition.
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

Our five largest institutional shareholders collectively own more than 50% of our outstanding shares, which could permit these shareholders to exercise considerable influence over us.
     Certain of our existing institutional shareholders collectively own more than 50% of the outstanding shares of our common stock. By reason of such holdings, these shareholders acting as a group could exercise significant influence over our affairs and policies, including the election of our board of directors and matters submitted to a vote of our shareholders such as mergers and significant asset sales, and their interests might not be consistent with the interests of other shareholders.
Item 1B. Unresolved SEC Staff Comments
     None.
Item 2. Properties
     Our scientific and administration facility encompasses approximately 50,000 square feet in Alpharetta, Georgia. We lease our facility pursuant to a long-term lease agreement that expires in 2009, and our remaining aggregate commitment under this long-term, non-cancelable lease is approximately $2.6 million. This lease may be extended at our option to 2019.
     In November 2001, we leased a facility in Norcross, Georgia encompassing approximately 5,800 square feet. We lease this laboratory facility pursuant to a long-term lease agreement that, as amended, expires in 2007, and our remaining aggregate commitment under this long-term, non-cancelable lease is approximately $128,000. We have the option to renew this lease under mutually agreeable terms.
Item 3.Legal Proceedings
     None.
Item 4.Submission of Matters to a Vote of Security Holders
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

	Common Stock
	High	Low
Year ended December 31, 2006
First quarter	$20.67	$15.00
Second quarter	16.18	12.53
Third quarter	14.17	12.23
Fourth quarter	15.21	9.91

Year ended December 31, 2005
First quarter	$20.61	$13.00
Second quarter	16.87	10.66
Third quarter	18.25	15.76
Fourth quarter	21.14	14.42
As of March 2, 2007, there were approximately 16,200 holders of our common stock. This number includes beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
Dividend Policy
     We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
     We have set forth information relating to securities authorized for issuance under equity compensation plans under the caption “Equity Compensation Plan Information” in our proxy statement for our 2007 annual meeting of shareholders to be held on May 17, 2007. We are incorporating this information by reference in this Form 10-K.

Item 6. Selected Financial Data
     The selected financial data set forth below should be read in conjunction with our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this annual report. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended December 31,
	2006	2005	2004	2003	2002

Statement of Operations Data:
Revenues:
License fees	$22,916,667	$—	$—	$—	$—
Research and development	8,758,178	—	—	—	—

Total revenues	31,674,845	—	—	—	—

Operating expenses:
Research and development	82,855,340	71,278,945	59,235,833	46,660,960	23,746,127
General and administrative	13,373,112	9,050,290	6,607,506	5,930,675	5,139,000
Total operating expenses	96,228,452	80,329,235	65,843,339	52,591,635	28,885,127

Operating loss	(64,553,607)	(80,329,235)	(65,843,339)	(52,591,635)	(28,885,127)
Interest and other income	9,175,817	6,691,965	1,447,001	1,258,216	962,040
Interest expense	(8,423,346)	(8,917,057)	(5,192,894)	(1,954,402)	(42,420)
Other expense	(3,521,236)	—	—	—	—

Net loss	$(67,322,372)	$(82,554,327)	$(69,589,232)	$(53,287,821)	$(27,965,507)

Basic and diluted net loss per share	$(1.71)	$(2.19)	$(1.88)	$(1.49)	$(1.00)

Shares used in computing basic and diluted net loss per share	39,383,376	37,774,203	37,070,235	35,770,994	27,978,705

The following table contains a summary of our balance sheet data as of December 31:

	2006	2005	2004	2003	2002

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$151,810,939	$182,504,523	$66,924,015	$131,583,928	$34,671,131
Working capital	118,786,367	173,164,668	59,719,811	124,848,687	30,009,013
Total assets	178,339,664	197,497,527	74,462,327	138,836,746	37,952,044
Long-term debt	286,000,000	300,053,796	100,000,000	100,083,622	572,492
Accumulated deficit	(361,997,246)	(294,674,874)	(212,120,547)	(142,531,315)	(89,243,494)
Total shareholders’ (deficit) equity	(153,987,649)	(115,436,216)	(35,942,382)	30,377,006	32,493,713

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our financial statements and related notes included in this annual report. In this report, “AtheroGenics,” “we,” “us” and “our” refer to AtheroGenics, Inc.
     This annual report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain factors, risks and uncertainties that may cause actual results, events and performances to differ materially from those referred to in such statements. These risks include statements which address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our future results of operations or financial condition, research, development and commercialization of our product candidates, expectations regarding the completion of our clinical trials and the related release of results, anticipated trends in our business, and other risks that could cause actual results to differ materially. You should carefully consider these risks, which are discussed in this annual report, including, without limitation, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in AtheroGenics’ SEC filings.
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
     AGI-1067, our first candidate, is our v-protectant® that is most advanced in clinical development. AGI-1067 is designed to benefit patients with coronary heart disease, or CHD, which is atherosclerosis of the blood vessels of the heart. We are currently evaluating AGI-1067 in the Phase III clinical trial called ARISE (Aggressive Reduction of Inflammation Stops Events) as an oral therapy for the treatment of atherosclerosis. We completed the ARISE trial in 2006 and expect to announce the results in early 2007. Assuming positive results, we plan to file an NDA with the FDA as soon as possible thereafter. In December 2005, we announced a license and collaboration agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement, we received an upfront nonrefundable license fee of $50 million and, subject to the achievement of specific milestones, including a successful outcome in ARISE, we will be eligible for development and regulatory milestones of up to an aggregate of $300 million. The agreement also provides for progressively demanding sales performance related milestones of up to an additional $650 million in the aggregate. In addition, we will also receive royalties on product sales. AstraZeneca has the right to terminate the license and collaboration agreement at specified periods as further described above in Item 1. “Business — Collaborations.”
     AGI-1096, our second candidate, is a novel antioxidant and selective anti-inflammatory agent that is being developed to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection. We are working with Astellas Pharma Inc. to further develop AGI-1096 in preclinical and early-stage clinical trials.
     We previously were developing AGIX-4207, a v-protectant® candidate for the treatment of rheumatoid arthritis. Based on our findings, however, we have discontinued clinical development of AGIX-4207 for rheumatoid arthritis in 2004. We continue to have an active program aimed at investigating other v-protectants® in rheumatoid arthritis and are working to select another candidate to move into formal preclinical development.
     We have also identified additional potential v-protectant® candidates to treat other chronic inflammatory diseases, including asthma. We are evaluating these v-protectants® to determine lead drug candidates for clinical development. We plan to develop these compounds rapidly and may seek regulatory fast track status, if available, to expedite development and commercialization.

     The following table provides information regarding our research and development expenses for our major product candidates:

	Year ended December 31,
	2006	2005	2004
Direct external costs:
AGI-1067	$53,136,660	$51,087,586	$38,005,867
AGIX-4207	62,770	124,224	2,142,083
Unallocated costs and other programs	29,655,910	20,067,135	19,087,883

Total research and development	$82,855,340	$71,278,945	$59,235,833

     From inception, we have devoted the large majority of our research and development efforts and financial resources to support development of the AGI-1067 product candidate. We will retain responsibility for the ongoing ARISE clinical trial and for regulatory filings in the United States. AstraZeneca will have full responsibility for pre-commercialization activities involving AGI-1067 and will oversee all aspects of the marketing, sales and distribution of AGI-1067 on a worldwide basis. AstraZeneca will also be responsible for all non-U.S. regulatory filings. Spending for the AGI-1096 program in 2006, 2005 and 2004 was funded by our collaborative development partner, Astellas.
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
     We have not derived any commercial revenues from product sales. We expect to incur significant losses in most years prior to deriving any such product revenue as we continue our research and development activities. We have funded our operations primarily through sales of equity and debt securities. We have incurred significant losses since we began operations and, as of December 31, 2006, had an accumulated deficit of $362.0 million. We cannot assure you that we will become profitable or receive any milestone-related revenues under our agreement with AstraZeneca. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances and to manufacture and market our future products.
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
     In accordance with SAB 104, license fees, which are nonrefundable, are recognized when the related license agreements specify that no further efforts or obligations are required of us. In February 2006, we received a $50.0 million nonrefundable license fee in connection with our license and collaboration agreement with AstraZeneca. The upfront nonrefundable license payment will be recognized on a straight-line basis over the 24 month period that we estimate we are obligated to provide services to the licensee. In 2006, revenues were approximately $22.9 million related to the amortization of the upfront license fee from AstraZeneca.
     During the third quarter of 2006, AstraZeneca engaged AtheroGenics to perform FOCUS, a follow-up Phase III clinical trial for patients who have completed ARISE. Revenues under the research and development agreement pertaining to the FOCUS clinical trial are recognized in accordance with SAB 104 and Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent. According to the criteria established by EITF Issue No. 99-19, we are the primary obligor of the agreement because we are responsible for the selection, negotiation, contracting and payment of the third party suppliers. In addition, any liabilities resulting from the agreement are the responsibility of AtheroGenics. Research and development revenues are recognized, on a gross basis, as activities are performed under the terms of the related agreement. Revenues that have not been invoiced are reflected as unbilled receivables as described in the accounts receivable note to the financial statements.
Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that companies recognize compensation expense associated with stock option grants and other equity instruments to employees in the financial statements. That expense is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the reward. Stock-based compensation expense is recorded in research and development expense or marketing, general and administrative expense depending on the employee’s job function. SFAS 123(R) applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We are using the modified-prospective method and the Black-Scholes valuation model for valuing the share-based payments. We will continue to account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
Results of Operations
Comparison of Years Ended December 31, 2006 and 2005
Revenues
     Total revenues were $31.7 million for the year ended December 31, 2006. The license fee revenues of $22.9 million are attributable to the license and collaboration agreement, effective January 2006, with AstraZeneca for the development and commercialization of AGI-1067. This amount represents the earned portion of the $50.0 million nonrefundable license fee that is being amortized over 24 months. The research and development revenues of $8.8 million are for services performed for AstraZeneca related to the FOCUS clinical trial. There were no revenues during 2005.
Expenses
     Research and Development. Research and development expenses were $82.9 million for the year ended December 31, 2006, compared to $71.3 million for the same period in 2005. The increase of $11.6 million, or 16%, is primarily due to expenditures associated with the ARISE clinical trial and the start up of the FOCUS clinical trial, which include activities for clinical drug supply, data management, study monitoring and payments to clinical investigators, and preparation for a New Drug Application filing. Also contributing to the increase was the non- cash stock-based compensation of $4.9 million, resulting from the adoption of SFAS 123(R) in January 2006.
     We expect that research and development expenses in 2007 will not be more than the 2006 level. Expenses in 2007 will be primarily related to activities surrounding the FOCUS clinical trial of approximately $25.0 million, which will be fully funded by AstraZeneca, and regulatory activities related to U.S. NDA preparation.
     Marketing, General and Administrative. Marketing, general and administrative expenses were $13.4 million for the year ended December 31, 2006, compared to $9.1 million for the same period in 2005. The increase of $4.3 million, or 48%, is primarily due to the non-cash stock-based compensation of $4.4 million, resulting from the adoption of SFAS123(R) in January 2006 partially offset by lower professional fees associated with the license and collaboration agreement incurred in 2005.
Interest and Other Income
     Interest and other income is primarily comprised of interest income earned on our cash and short-term investments. Interest and other income was $9.2 million for the year ended December 31, 2006, compared to $6.7 million for the same period in 2005. The increase was primarily a result of higher interest rates on our investments.
Interest Expense
     Interest expense was $8.4 million for the year ended December 31, 2006 compared to $8.9 million for the same period in 2005. The decrease in interest expense is due to the lower aggregate principal amount of our 4.5% convertible notes outstanding compared to prior year. Our outstanding debt balance was decreased by $14.0 million in January 2006 when certain note holders elected to convert their holdings into shares of our common stock.
Other Expense
     Other expense was $3.5 million for the year ended December 31, 2006. The increase in other expense is due to $3.5 million of non-cash expense related to the exchange of $14.0 million of our 4.5% convertible notes for common stock in the first quarter of 2006. There was no other expense in 2005.
Income Taxes
     As of December 31, 2006, we had net operating loss carryforwards and research and development credit carryforwards of $331.9 million and $12.0 million, respectively, available to offset future taxable income. The net operating loss carryforwards and the research and development credit carryforwards will expire between 2010 and 2027. Because of our lack of earnings history, the resulting deferred tax assets have been fully offset by a valuation allowance. The utilization of the carryforwards is dependent upon the timing and extent of our future profitability. The annual limitations combined with the expiration dates of the carryforwards may prevent the utilization of all of the net operating loss and research and development credit carryforwards if we do not attain sufficient profitability by the expiration dates of the carryforwards.
Comparison of Years Ended December 31, 2005 and 2004
Revenues
     There were no revenues during 2005 or 2004.
Expenses
     Research and Development. Research and development expenses were $71.3 million in 2005, compared to $59.2 million in 2004. The increase of $12.0 million, or 20%, was primarily due to increased expenditures for the AGI-1067 ARISE Phase III clinical trial, including manufacturing activities for clinical drug supply, study monitoring, payments to clinical investigators and salary and personnel related expenses.
     General and Administrative. General and administrative expenses were $9.1 million in 2005, compared to $6.6 million in 2004. The increase of $2.4 million, or 37%, was primarily due to an increase in the cost of AGI-1067 business development activities, including legal fees for the license and collaboration agreement with AstraZeneca and market research costs. Also contributing to the increase were higher legal fees related to litigation expenses.
Interest and Other Income
     Interest and other income is primarily comprised of interest income earned on our cash and short-term investments. Interest and other income was $6.7 million in 2005, compared to $1.4 million in 2004. The increase was due to the additional funds received from the issuance of $200.0 million in aggregate principal amount of 1.5% convertible notes in January 2005 along with an increase in rates on our interest bearing accounts.
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
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through sales of equity securities and convertible notes. At December 31, 2006, we had cash, cash equivalents and short-term investments of $151.8 million, compared with $182.5 million and $66.9 million at December 31, 2005 and 2004, respectively. Working capital at December 31, 2006 was $118.8 million, compared to $173.2 million and $59.7 million at December 31, 2005 and 2004, respectively. The decrease in cash, cash equivalents, short-term investments and working capital in 2006 is primarily due to the use of funds for operating purposes. The increase in cash, cash equivalents and short-term investments and working capital in 2005 is due to funds received from the issuance of our 1.5% convertible notes in January 2005 that raised net proceeds of approximately $193.6 million.
     Net cash used in operating activities was $27.0 million in 2006 compared to $77.8 million in 2005 and $66.6 million in 2004. The decrease in the use of cash in operating activities in 2006 is primarily attributable to funding a net loss of $67.3 million, partially offset by revenue recognized in connection with the $50.0 million license fee received from AstraZeneca. The increase in the use of cash in operating activities in 2005 and 2004 is principally due to funding a net loss of $82.6 million and $69.6 million, respectively. The increase in cash needed to fund the net loss is primarily attributable to expenditures for our ARISE Phase III clinical trial for AGI-1067, as well as other ongoing product development activities. For 2007, cash expenditures for the ARISE and FOCUS clinical trials are estimated to be approximately $15.0 million and $25.0 million, respectively.
     Net cash provided by investing activities was $30.4 million in 2006 compared to net cash used in investing activities of $51.7 million in 2005 and $27.1 million provided by investing activities in 2004. Net cash provided by investing activities in 2006 consisted primarily of net sales of available-for-sale securities. This was partially offset by $5.5 million to purchase equipment and leasehold improvements, which includes $3.5 million for commercial manufacturing equipment. Net cash used in investing activities in 2005 consisted primarily of net purchases of available-for-sale securities. Additionally, in 2005, $3.0 million was used to purchase equipment and leasehold improvements, which includes $1.9 million spent for commercial manufacturing equipment. Net cash provided by investing activities in 2004 consisted primarily of net sales of available-for-sales securities.
     Net cash provided by financing activities was $1.7 million in 2006 compared to $196.5 million in 2005 and $2.3 million in 2004. Net cash provided by financing activities in 2006 consisted primarily of proceeds received upon exercise of common stock options. Net cash provided by financing activities in 2005 consisted primarily of $193.6 million received from the issuance of 1.5% convertible notes in January 2005. Net cash provided by financing activities in 2004 consisted primarily of the proceeds received upon exercise of common stock options.
     In August 2003, we issued $100 million in aggregate principal amount of 4.5% convertible notes due 2008 through a Rule 144A private placement to qualified institutional buyers. These notes initially are convertible into our common stock at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately $15.34 per share. Net proceeds were approximately $96.7 million. Interest on the 4.5% convertible notes is payable semi-annually in arrears on March 1 and September 1. As of December 31,

2006, we have recorded $1.3 million of accrued interest expense related to the notes, which is due March 1, 2007. In January 2006, we exchanged $14.0 million in aggregate principal amount of the 4.5% convertible notes for 1,085,000 shares of our common stock. From time to time, we may enter into additional exchange offers and/or purchases of these notes.
     In January 2005, we issued $200 million in aggregate principal amount of 1.5% convertible notes due 2012 through a Rule 144A private placement to qualified institutional buyers. These notes are convertible into shares of our common stock at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, or approximately $25.92 per share. Interest on the 1.5% convertible notes is payable semi-annually in arrears on February 1 and August 1. Net proceeds were approximately $193.6 million. As of December 31, 2006, we have recorded $1.3 million of accrued interest expense related to the notes, which is due February 1, 2007. We are using the net proceeds from the sale of the notes to fund the ongoing costs of the ARISE Phase III clinical trial for AGI-1067 and other research and development activities, including clinical trials, process development and manufacturing support, and for general corporate purposes, including working capital. Pending these uses, the net proceeds have been invested in interest-bearing, investment grade securities.
     The following table summarizes our long-term contractual obligations as of December 31, 2006:

	Payments Due by Period
	Total	2007	2008-2009	2010-2011	Thereafter
Contractual obligations
Operating leases	$2,830,028	$1,381,773	$1,446,500	$1,755	$—
Long-term debt	286,000,000	—	86,000,000	—	200,000,000
Interest on long-term debt	21,700,000	6,870,000	8,580,000	6,000,000	250,000

Total contractual obligations	$310,5308,028	$8,251,773	$96,026,500	$6,001,755	$200,250,000

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
     The following table summarizes the maturity of the debt and projected annual weighted average interest rates on our convertible notes as of December 31, 2006.

					Value as of
					December 31,
	2007	2008-2009	2010-2012	Total	2006

Long-term debt — fixed rate Maturity	$—	$86,000,000	$200,000,000	$286,000,000	$246,600,000
Weighted average interest rate		4.5%	1.5%

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
     Management, including AtheroGenics’ principal executive officer and principal financial officer, assessed the effectiveness of AtheroGenics’ internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on our assessment and those criteria, management believes that AtheroGenics maintained effective internal control over financial reporting as of December 31, 2006.
     AtheroGenics’ independent registered public accounting firm has issued an attestation report on management’s assessment of AtheroGenics’ internal control over financial reporting which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL
The Board of Directors and Shareholders of AtheroGenics, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that AtheroGenics, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AtheroGenics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that AtheroGenics, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AtheroGenics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of AtheroGenics, Inc. as of December 31, 2006 and 2005, and the related statements of operations, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS
The Board of Directors and Shareholders of AtheroGenics, Inc.
     We have audited the accompanying balance sheets of AtheroGenics, Inc. as of December 31, 2006 and 2005, and the related statements of operations, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AtheroGenics, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the accompanying financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AtheroGenics, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 7, 2007

ATHEROGENICS, INC.
BALANCE SHEETS

	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$87,846,079	$82,831,679
Short-term investments	63,964,860	99,672,844
Accounts receivable	6,537,892	19,393
Prepaid expenses	4,038,419	2,639,900
Interest receivable and other current assets	643,097	880,799

Total current assets	163,030,347	186,044,615

Equipment and leasehold improvements, net of accumulated depreciation and amortization	9,684,965	4,108,462
Debt issuance costs and other assets	5,624,352	7,344,450

Total assets	$178,339,664	$197,497,527

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$3,183,511	$2,188,461
Accrued research and development	11,263,164	3,946,970
Accrued interest	2,540,000	2,750,000
Accrued compensation	1,465,644	2,649,640
Accrued and other liabilities	791,661	1,344,876
Current portion of deferred revenue	25,000,000	—

Total current liabilities	44,243,980	12,879,947

Convertible notes payable and equipment loan, net of current portion	286,000,000	300,053,796
Long-term portion of deferred revenue	2,083,333	—

Shareholders’ deficit:
Preferred stock, no par value: Authorized—5,000,000 shares	—	—
Common stock, no par value:
Authorized—100,000,000 shares; issued and outstanding — 39,452,927 and 38,143,678 shares at December 31, 2006 and 2005, respectively	207,388,894	178,771,376
Warrants	613,021	620,223
Accumulated deficit	(361,997,246)	(294,674,874)
Accumulated other comprehensive income (loss)	7,682	(152,941)

Total shareholders’ deficit	(153,987,649)	(115,436,216)

Total liabilities and shareholders’ deficit	$178,339,664	$197,497,527

The accompanying notes are an integral part of these financial statements.

ATHEROGENICS, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

Revenues:
License fees	$22,916,667	$—	$—
Research and development	8,758,178	—	—

Total revenues	31,674,845	—	—

Operating expenses:
Research and development	82,855,340	71,278,945	59,235,833
General and administrative	13,373,112	9,050,290	6,607,506

Total operating expenses	96,228,452	80,329,235	65,843,339

Operating loss	(64,553,607)	(80,329,235)	(65,843,339)
Interest and other income	9,175,817	6,691,965	1,447,001
Interest expense	(8,423,346)	(8,917,057)	(5,192,894)
Other expense	(3,521,236)	—	—

Net loss	$(67,322,372)	$(82,554,327)	$(69,589,232)

Net loss per share—basic and diluted	$(1.71)	$(2.19)	$(1.88)

Weighted average shares outstanding—basic and diluted	39,383,376	37,774,203	37,070,235

The accompanying notes are an integral part of these financial statements.

ATHEROGENICS, INC.
STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

						Accumulated
				Deferred		Other	Total
	Common Stock			Stock	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Warrants	Compensation	Deficit	(Loss) Income	(Deficit) Equity

Balance at January 1, 2004	36,763,407	$172,452,536	$950,588	$(505,708)	$(142,531,315)	$10,905	$30,377,006
Issuance of common stock for exercise of stock options at $.30 to $16.52 per share	495,265	2,783,894	—	—	—	—	2,783,894
Issuance of common stock for exercise of warrants	109,986	289,540	(289,540)	—	—	—	—
Adjustments to market value for variable stock options and warrants issued to non-employees	—	145,663	167,756	(313,419)	—	—	—
Amortization of deferred stock compensation	—	41,632	—	494,520	—	—	536,152
Net loss	—	—	—	—	(69,589,232)	—	(69,589,232)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(50,202)	(50,202)

Comprehensive loss							(69,639,434)

Balance at December 31, 2004	37,368,658	175,713,265	828,804	(324,607)	(212,120,547)	(39,297)	(35,942,382)
Issuance of common stock for exercise of stock options at $.10 to $14.86 per share	727,178	2,989,844	—	—	—	—	2,989,844
Issuance of common stock for exercise of warrants	47,842	154,768	(154,768)	—	—	—	—
Adjustments to market value for variable stock options and warrants issued to non-employees	—	(27,456)	(53,813)	81,269	—	—	—
Amortization of deferred stock compensation	—	—	—	184,293	—	—	184,293
Net loss	—	—	—	—	(82,554,327)	—	(82,554,327)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(113,644)	(113,644)

Comprehensive loss							(82,667,971)

Balance at December 31, 2005	38,143,678	178,830,421	620,223	(59,045)	(294,674,874)	(152,941)	(115,436,216)
Issuance of common stock for exercise of stock options at $.30 to $16.52 per share	224,249	1,762,357	—	—	—	—	1,762,357
Issuance of common stock for debt conversion	1,085,000	17,562,557	—	—	—	—	17,562,557
Adjustments to market value for variable stock options and warrants issued to non-employees	—	(5,433)	(7,202)	12,635	—	—	—
Amortization of non-employee deferred stock compensation	—	—	—	46,410	—	—	46,410
Stock-based compensation	—	9,238,992	—	—	—	—	9,238,992
Net loss	—	—	—	—	(67,322,372)	—	(67,322,372)
Unrealized gain on available-for-sale securities	—	—	—	—	—	160,623	160,623

Comprehensive loss							(67,161,749)

Balance at December 31, 2006	39,452,927	$207,388,894	$613,021	$—	$(361,997,246)	$7,682	$(153,987,649)

The accompanying notes are an integral part of these financial statements.

ATHEROGENICS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(67,322,372)	$(82,554,327)	$(69,589,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license fee	(22,916,667)	—	—
Stock-based compensation	9,285,402	184,293	536,152
Loss on debt conversion	3,521,236	—	—
Amortization of debt issuance costs	1,483,169	1,504,172	652,981
Depreciation and amortization	972,009	808,599	883,312
Changes in operating assets and liabilities:
Accounts receivable	(6,518,499)
Prepaid expenses	(1,398,519)	(5,603)	(1,490,291)
Interest receivable and other assets	237,702	(351,787)	(28,963)
Accounts payable	995,050	(649,592)	1,059,866
Accrued research and development	6,262,136	(136,924)	1,122,809
Accrued interest	68,250	1,250,000	(162,500)
Accrued compensation	(1,183,996)	1,410,393	200,340
Accrued and other liabilities	(519,431)	755,076	203,893
Deferred revenue	50,000,000	—	—

Net cash used in operating activities	(27,034,530)	(77,785,700)	(66,611,633)

Investing activities
Purchases of short-term investments	(102,945,761)	(200,633,447)	(76,544,056)
Sales and maturities of short-term investments	138,814,368	151,882,055	103,984,437
Purchases of equipment and leasehold improvements	(5,494,454)	(2,977,050)	(302,533)

Net cash provided by (used in) investing activities	30,374,153	(51,728,442)	27,137,848

Financing activities
Proceeds from the sale of convertible notes	—	193,566,977	—
Proceeds from the exercise of common stock options	1,762,357	2,989,844	2,783,894
Payments on equipment loan	(87,580)	(99,919)	(479,439)

Net cash provided by financing activities	1,674,777	196,456,902	2,304,455

Increase (decrease) in cash and cash equivalents	5,014,400	66,942,760	(37,169,330)
Cash and cash equivalents at beginning of year	82,831,679	15,888,919	53,058,249

Cash and cash equivalents at end of year	$87,846,079	$82,831,679	$15,888,919

Supplemental disclosures of cash flow information
Interest paid	$6,871,927	$6,162,886	$4,676,472
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
1. Description of Business and Significant Accounting Policies
Description of Business
     AtheroGenics, Inc. (“AtheroGenics”) was incorporated on November 23, 1993 (date of inception) in the State of Georgia to focus on the discovery, development and commercialization of novel therapeutics for the treatment of chronic inflammatory diseases, such as heart disease (atherosclerosis), organ transplant rejection, rheumatoid arthritis and asthma.
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
Short-Term Investments
     Short-term investments consist of government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months when purchased.
     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. These investments are accounted for in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. AtheroGenics has classified all investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders’ (deficit) equity. Realized gains and losses are included in investment income and are determined on a specific identification basis.
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
Accounts Receivable
     Accounts receivable consists of billed and unbilled receivables related to the FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 Plus Usual Care Study) clinical trial and our license and collaboration agreement with IPR Pharmaceuticals, Inc. (“AstraZeneca”). Unbilled receivables represent amounts due, which have not been billed as of the current balance sheet date. As of December 31, 2006, accounts receivable were $2,985,584 and unbilled receivables were $3,552,308.
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
     Revenues under the research and development agreement pertaining clinical trials are recognized in accordance with SAB 104 and Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent. According to the criteria established by EITF Issue No. 99-19, AtheroGenics is the primary obligor of the agreement because it is responsible for the selection, negotiation, contracting and payment of the third party suppliers. In addition, any liabilities resulting from the agreement are the responsibility of AtheroGenics. Research and development revenues are recognized, on a gross basis, as activities are performed under the terms of the related agreement. Revenues that have not been invoiced are reflected as unbilled receivables as described in the accounts receivable note to the financial statements.
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
     On January 1, 2006, AtheroGenics adopted SFAS 123(R) using the modified prospective method. For the year ended December 31, 2006, AtheroGenics recorded approximately $9.2 million of employee stock-based compensation expense. As a result of adopting SFAS 123(R), AtheroGenics’ net loss per share was impacted $(0.23) for the year ended December 31, 2006. AtheroGenics has a net operating loss carryforward as of December 31, 2006, and therefore no excess tax benefits for tax deductions related to the stock options were recognized. As of December 31, 2006, unamortized stock-based compensation expenses of approximately $23.5 million remain to be recognized over a weighted average period of approximately three years.
     AtheroGenics estimated the fair value of stock options granted during the year ended December 31, 2006 using the Black-Scholes option valuation model. AtheroGenics has calculated a 5.66% forfeiture rate based on historical data. The weighed average expected volatility of 64.92% is based on historical volatility of AtheroGenics’ common stock. The expected term of five years for the stock options granted is also based on historical data and represents the period of time that stock options granted are expected to be outstanding. The weighted average risk free interest rate of 4.7 % is based on the U.S. Treasury rates in effect at the time of the grant for periods corresponding with the expected term of the options. The weighted average value per share of the options granted during the year ended December 31, 2006 is $7.58.
     Prior to the adoption of SFAS 123(R), AtheroGenics accounted for its stock-based compensation expenses under the provision of APB 25 and related interpretations. Under APB 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense was recognized. AtheroGenics had adopted the provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, using pro forma disclosure only.
     The following table illustrates the effect on net loss and net loss per share as if the fair value based method had been applied to all outstanding and unvested options in each period, based on the provisions of SFAS 123 and SFAS 148.

	2005	2004

Net loss, as reported	$(82,554,327)	$(69,589,232)
Add: Stock-based employee compensation expense included in reported net loss	—	57,511
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,764,619)	(6,125,770)

Pro forma net loss	$(91,318,946)	$(75,657,491)

Net loss per share:
Basic and diluted, as reported	$(2.19)	$(1.88)

Basic and diluted, pro forma	$(2.42)	$(2.04)

     The fair value for these options (which are granted with an exercise price equal to fair market value on the grant date) was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	2005	2004

Expected life	5 years	5 years
Risk-free interest rate	4.21%	4.25%
Volatility	77.75%	78.67%
Fair value of grants	$8.80	$15.27
Income Taxes
     The liability method is used in accounting for income taxes. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are anticipated to reverse.
Comprehensive Income (Loss)
     AtheroGenics computes comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities. Comprehensive loss was $67,161,749, $82,667,971 and $69,639,434 for the years ended December 31, 2006, 2005 and 2004, respectively.

Recently Issued Accounting Standards
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted on January 1, 2007. AtheroGenics does not expect the adoption of FIN 48 to have a material impact on its results of operations.
2. Collaborations
     In 2005, AtheroGenics announced a license and collaboration agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement, AtheroGenics received an upfront nonrefundable license fee of $50 million and, subject to the achievement of specific milestones including a successful outcome in ARISE (Aggressive Reduction of Inflammation Stops Events), AtheroGenics will be eligible for development and regulatory milestones of up to an aggregate of $300 million. The agreement also provides for progressively demanding sales performance related milestones of up to an additional $650 million in the aggregate. In addition, AtheroGenics will also receive royalties on product sales. AstraZeneca is responsible for supplying all of the manufacturing, packaging and labeling. AstraZeneca has the right to terminate the license and collaboration agreement at specified periods. The upfront nonrefundable license payment will be recognized on a straight-line basis over the 24 month period that AtheroGenics estimates it is obligated to provide services to the licensee. In 2006, revenues were approximately $22.9 million related to the amortization of the upfront license fee from AstraZeneca.
     In the second half of 2006, AtheroGenics was engaged by AstraZeneca to conduct FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 Plus Usual Care Study). FOCUS is a follow-up Phase III clinical trial for patients exiting ARISE, designed to collect extended safety information. The trial could last two years beyond ARISE. In 2006, research and development revenues were approximately $8.8 million related to services performed for AstraZeneca related to the FOCUS clinical trial.
     In 2004, AtheroGenics announced a collaboration with Astellas Pharma Inc. (Formerly Known As Fujisawa Pharmaceutical Co., Ltd.) to develop AGI-1096 as an oral treatment for the prevention of organ transplant rejection. Under the agreement, AtheroGenics agreed to collaborate with Astellas to conduct preclinical and early stage clinical development trials, with Astellas funding all development costs during the term of the agreement. Astellas received an option to negotiate for late stage development and commercial rights to the compound. In February 2006, AtheroGenics extended the collaboration with Astellas.
3. Short-Term Investments
     Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition. AtheroGenics has invested primarily in corporate notes and commercial paper, all of which have a minimum investment rating of A1/P1, and government agency notes. There were no realized gains or losses from the sale of investments for the year ended December 31, 2006. The realized loss from the sale of investments was $11,768 for the year ended December 31, 2005. The cumulative unrealized gains were $7,682 at December 31, 2006 and the cumulative unrealized losses were $152,941 at December 31, 2005. The following table summarizes the estimated fair value of AtheroGenics’ short-term investments:

	December 31,
	2006	2005

Government agency notes	$28,739,955	$37,216,713
Commercial paper	22,715,730	14,708,628
Corporate notes	12,509,175	46,246,424
Certificate of deposit	—	1,501,079

Total	$63,964,860	$99,672,844

     All available-for-sale securities held at December 31, 2006 will mature during 2007.

4. Equipment and Leasehold Improvements
     Equipment and leasehold improvements consist of the following:

	December 31,
	2006	2005

Construction-in-progress	$5,429,178	$1,877,596
Laboratory equipment	3,382,243	2,564,319
Leasehold improvements	3,244,412	1,959,129
Computer and office equipment	2,349,797	1,757,905

	14,405,630	8,158,949
Accumulated depreciation and amortization	(4,720,665)	(4,050,487)

Net equipment and leasehold improvements	$9,684,965	$4,108,462

     In March 2005, AtheroGenics had committed to purchase certain commercial manufacturing equipment for AGI-1067, to be delivered in 2006. In March 2006, AstraZeneca assumed this commitment, and the costs are shared equally between AtheroGenics and AstraZeneca, subject to a limit on AtheroGenics’ portion, as part of the joint license and collaboration agreements that were signed in December 2005. AtheroGenics expects that its portion of the cost of the equipment and the construction, installation and start-up costs related to the equipment will be approximately $9.0 million over the life of the project. Under the terms of the license agreement this amount may be reimbursed by AstraZeneca when certain termination rights expire. As of December 31, 2006, approximately $5.4 million has been recorded in construction-in-progress for this equipment.
5. Convertible Notes Payable
     In August 2003, AtheroGenics issued $100,000,000 in aggregate principal amount of 4.5% convertible notes due September 1, 2008 with interest payable semi-annually in March and September. Net proceeds to AtheroGenics were approximately $96,700,000, after deducting expenses and underwriter’s discounts and commissions. The issuance costs related to the notes are recorded as debt issuance costs and other assets and are being amortized to interest expense over the five-year life of the notes. The notes may be converted into shares of AtheroGenics’ common stock, at the option of the holder, prior to the close of business on September 1, 2008 at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, representing a conversion price of approximately $15.34. In January 2006, AtheroGenics exchanged $14.0 million in aggregate principal amount of the 4.5% convertible notes for approximately 1.1 million shares of AtheroGenics common stock. In accordance with SFAS No. 84, Induced Conversion of Convertible Debt, this transaction resulted in a non-cash charge of approximately $3.5 million related to the premium paid in excess of the conversion price in order to induce conversion of the notes and the write-off of the portion of debt issuance costs attributable to the notes converted. This amount is recorded as other expense in the statements of operations.
     In January 2005, AtheroGenics issued $200,000,000 in aggregate principal amount of 1.5% convertible notes due February 1, 2012 with interest payable semi-annually in February and August. Net proceeds to AtheroGenics were approximately $193,600,000, after deducting expenses and underwriter’s discounts and commissions. The issuance costs related to the notes are recorded as debt issuance costs and other assets and are being amortized to interest expense over the seven-year life of the notes. The 1.5% convertible notes may be converted into shares of AtheroGenics’ common stock, at the option of the holder, at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, which represents a conversion price of approximately $25.92.
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
     As of December 31, 2006, AtheroGenics has reserved a total of 13,322,307 shares of common stock for future issuance in connection with the 4.5% convertible notes and the 1.5% convertible notes. In addition, as of December 31, 2006, there was approximately $1,290,000 of accrued interest related to the 4.5% convertible notes, which is due March 1, 2007, and $1,250,000 of accrued interest related to the 1.5% convertible notes, which is due February 1, 2007.

     Maturities of long-term debt as of December 31, 2006 are as follows:

2008	$86,000,000
2012	200,000,000

$286,000,000

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
     During all periods presented, AtheroGenics had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of the following at the dates indicated:

	Year Ended December 31,
	2006	2005	2004

Shares underlying convertible notes	13,322,307	14,234,953	6,518,904
Options	6,521,524	4,375,632	4,955,801
Warrants	82,436	82,436	142,310

Total	19,926,267	18,693,021	11,617,015

Weighted average conversion price of shares underlying convertible notes	$21.47	$22.39	$15.34

Weighted average exercise price of options	$11.73	$11.17	$10..20

Weighted average exercise price of warrants	$5.64	$5.64	$4.78

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

8. Stock Options and Warrants
     During 1997, AtheroGenics established an equity ownership plan (the “1997 Plan”) whereby options to purchase AtheroGenics’ common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair value of the shares on the dates of grant. The 1997 Plan, as amended, authorizes the grant of options for up to 3,724,416 shares of AtheroGenics’ common stock. As of December 31, 2006, AtheroGenics had 1,483,127 shares of common stock reserved for issuance under the 1997 Plan in connection with outstanding options or future grants. The 1997 Plan allows for grants of non-qualified options, incentive stock options and shares of restricted stock. Non-qualified options granted under the 1997 Plan may vest immediately for non-employees, but vest over a four-year period for employees. Incentive stock options generally vest over four years.
     During 2001, AtheroGenics established an equity ownership plan (the “2001 Plan”) whereby options to purchase AtheroGenics’ common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair value of the shares on the dates of grant. The 2001 Plan authorizes the grant of options for up to 2,000,000 shares of AtheroGenics’ common stock. As of December 31, 2006, AtheroGenics had 1,563,464 shares of common stock reserved for issuance under the 2001 Plan in connection with outstanding options or future grants. The terms of the 2001 Plan are substantially similar to the terms of the 1997 Plan.
     During 2004, AtheroGenics established an equity ownership plan (the “2004 Plan”) whereby options to purchase AtheroGenics’ common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair value of the shares on the dates of grant. The 2004 Plan authorizes the grant of options for up to 4,500,000 shares of AtheroGenics’ common stock. As of December 31, 2006, AtheroGenics had 4,484,000 shares of common stock reserved for issuance under the 2004 Plan in connection with outstanding options or future grants. The terms of the 2004 Plan are substantially similar to the terms of the 2001 Plan and the 1997 Plan.
     A summary of stock option activity under previous plans, the 1997 Plan, the 2001 Plan and the 2004 Plan follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value

Outstanding at January 1, 2004	4,403,179	$6.27
Granted	1,166,125	23.16
Exercised	(496,908)	5.72
Canceled	(116,595)	10.23

Outstanding at December 31, 2004	4,955,801	10.20
Granted	317,900	13.46
Exercised	(727,178)	4.11
Canceled	(170,891)	17.49

Outstanding at December 31, 2005	4,375,632	11.17
Granted	2,548,347	12.84
Exercised	(224,249)	7.86
Canceled	(178,206)	18.71

Outstanding at December 31, 2006	6,521,524	$11.73	7.25	$12,871,106

Vested and expected to vest at December 31, 2006	6,258,895	$11.66	7.16	$12,871,091

Exercisable at December 31, 2006	3,434,055	$9.38	5.50	$12,869,460

     The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $2,036,178, $9,796,231 and $10,136,467, respectively. Cash received from option exercises during the years ended December 31, 2006, 2005 and 2004 was $1,762,357, $2,989,844 and $2,783,894, respectively. AtheroGenics has a net operating loss carryforward as of December 31, 2006, and therefore no excess tax benefits for tax deductions related to the stock options were recognized.

     The following table summarizes information concerning currently outstanding and exercisable options granted under the 1997 Plan, the 2001 Plan and the 2004 Plan as of December 31, 2006.

		Options Outstanding		Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Remaining Years	Exercise Price	Exercisable	Exercise Price

$ .30 — $ 7.41	1,932,568	4.01	$3.36	1,932,568	$3.36
7.55 — 13.29	1,725,905	9.35	10.55	294,535	10.00
13.72 — 15.78	1,710,819	8.31	15.22	598,613	14.75
15.98 — 32.95	1,152,232	7.96	22.33	608,339	22.93

.30 — 32.95	6,521,524	7.25	11.73	3,434,055	9.38

     During 2006, 2005 and 2004, AtheroGenics recorded a total of $46,410, $184,293 and $478,641, respectively, of amortization of deferred stock compensation related to options and warrants which had been granted to non-employees in prior years. At December 31, 2006, warrants to purchase 56,000 shares of AtheroGenics’ common stock remain outstanding which were issued in connection with a license agreement in 2001.
9. Employee Benefit Plan
     AtheroGenics has a defined contribution plan covering eligible employees, which is qualified under Section 401(k) of the Internal Revenue Code (“IRC”). Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the IRC. AtheroGenics may make a discretionary contribution. During 2006, AtheroGenics matched 50% of employees’ contributions, up to a maximum of 6% of the employees’ annual base compensation. AtheroGenics’ contributions to the plan for 2006, 2005 and 2004 aggregated $261,098, $237,652 and $204,094, respectively. AtheroGenics’ stock is not an eligible investment under this plan.
10. Income Taxes
     AtheroGenics’ income tax expense was $0 for years ended December 31, 2006, 2005 and 2004. The primary factors causing income tax expense to be different than the federal statutory rates are as follows:

	December 31,
	2006	2005	2004

Incomes tax benefit at statutory rate	$(22,889,606)	$(28,068,471)	$(23,660,339)
Incentive stock options	2,132,144	—	—
State income tax benefit net of federal tax benefit	(2,416,408)	(3,269,151)	(2,783,569)
Other	9,695	(136,356)	571,433
General business credit	(2,663,331)	(2,965,400)	(2,247,414)
Valuation allowance	25,827,506	34,439,378	28,119,889

Income tax expense	$—	$—	$—

     At December 31, 2006, AtheroGenics had net operating loss carryforwards and research and development credit carryforwards of $331,931,971 and $12,023,544, respectively, for income tax purposes, which both begin to expire in 2010. The significant components of the deferred tax assets are:

	December 31,
	2006	2005

Net operating loss carryforwards	$125,480,818	$113,542,150
Research credits	12,023,544	9,360,213
Deferred revenue	10,280,833	—
Deferred stock compensation	1,380,850	501,775
Other	462,546	396,947

Total deferred tax assets	149,628,591	123,801,085
Valuation allowance	(149,628,591)	(123,801,085)

Net deferred tax assets	$—	$—

     Because of AtheroGenics’ lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased $25,827,506 and $36,009,472 in 2006 and 2005 as follows:

	December 31,
	2006	2005

Deferred tax valuation allowance at beginning of year	$123,801,085	$87,791,613
Change in cumulative tax differences	25,827,506	34,439,378
Excess tax benefit from disqualifying disposition of incentive stock options	—	1,570,094

Deferred tax valuation allowance at end of year	$149,628,591	$123,801,085

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
     At December 31, 2006, AtheroGenics’ minimum aggregate commitments under long-term, non-cancelable operating leases are as follows:

2007	$1,381,773
2008	1,237,098
2009	209,402
2010	1,755
Thereafter	—

$2,830,028

     Net rent expense under operating leases amounted to $1,351,190, $1,161,682 and $1,050,333 in 2006, 2005 and 2004, respectively.

     In March 2006, AtheroGenics and AstraZeneca agreed to purchase certain commercial manufacturing equipment. The costs are shared equally between AtheroGenics and AstraZeneca, subject to a limit on AtheroGenics’ portion, as part of the joint license and collaboration agreements that were signed in December 2005. AtheroGenics expects that its portion of the cost of the equipment and the construction, installation and start-up costs related to the equipment will be approximately $9.0 million over the life of the project. Under the terms of the license agreement this amount may be reimbursed by AstraZeneca when certain termination rights expire.
12. Quarterly Results of Operations (Unaudited)
     The following is a summary of the unaudited quarterly results of operations:

	Year Ended December 31, 2006
	1st Quarter	2ndQuarter	3rd Quarter	4th Quarter

Revenues	$4,166,667	$6,250,000	$10,292,683	$10,965,495
Operating loss	(15,801,288)	(13,369,049)	(14,625,330)	(20,757,940)
Net loss	(19,224,807)	(13,056,223)	(14,373,320)	(20,668,022)
Net loss per share data:
Basic and diluted	(0.49)	(0.33)	(0.36)	(0.52)

	Year Ended December 31, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating loss	$(17,975,888)	$(21,612,599)	$(22,541,263)	$(18,199,485)
Net loss	(18,631,557)	(22,205,379)	(23,057,352)	(18,660,039)
Net loss per share data:
Basic and diluted	(0.50)	(0.59)	(0.61)	(0.49)
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
     Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for AtheroGenics. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective.
     Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     We have set forth information relating to the directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934 under the captions “Nominees,” “Executive Officers and Directors,” “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in our proxy statement for our 2007 annual meeting of shareholders to be held on May 17, 2007. We are incorporating this information by reference in this Form 10-K. Our definitive proxy statement will be filed with the SEC no later than 120 days after December 31, 2006.
Code of Ethics
     We have adopted a code of business conduct and ethics for directors, officers and employees, including our principal executive officer and principal financial officer, known as the AtheroGenics, Inc. Code of Business Conduct and Ethics. This is available on our website at http:// www.atherogenics.com or you may request a free copy from:
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
     We have set forth information relating to existing or proposed relationships or transactions between us and certain of our affiliates under the caption “Certain Relationships and Related Transactions” in the proxy statement referred to in Item 10 above. We are incorporating this information by reference in this Form 10-K.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
(1)	Financial Statements, filed as part of this report

Report of Independent Registered Public Accounting Firm on Internal Control

Report of Independent Registered Public Accounting Firm on Financial Statements

Balance Sheets as of December 31, 2006 and 2005 Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Statements Shareholders’ (Deficit) Equity for the years ended December 31, 2006, 2005 and 2004

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Financial Statements

(2)	Financial Statement Schedules

No financial statement schedules are provided, because the information called for is not required or is shown either in the financial statements or the notes thereto.

(3)	Listing of Exhibits

Exhibit No.		Description
3.01	—	Fourth Amended and Restated Articles of Incorporation of AtheroGenics, Inc. (filed as Exhibit 3.01 to Amendment No. 1 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on April 6, 2005 and incorporated herein by reference).

3.02	—	Third Amended and Restated Bylaws of AtheroGenics, Inc., as amended (filed as Exhibit 3.02 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

3.03	—	Amendment No. 1 to Third Amended and Restated Bylaws of AtheroGenics, Inc. (filed as Exhibit 3.02 to AtheroGenics’ Current Report on Form 8-K on December 8, 2006 and incorporated herein by reference).

Exhibit No.		Description

4.01	—	Form of Common Stock Certificate (filed as Exhibit 4.01 to Amendment No. 4 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on August 4, 2000 and incorporated herein by reference).

4.02	—	Rights Agreement dated as of November 9, 2001 between AtheroGenics, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.4 of AtheroGenics’ Form 8-K on November 19, 2001 and incorporated herein by reference).

4.03	—	Indenture dated August 19, 2003 between AtheroGenics, Inc. and The Bank of New York Trust Company of Florida N.A., as Trustee (filed as Exhibit 4.1 to AtheroGenics’ Registration Statement on Form S-3, Registration No. 333-110160, on October 31, 2003 and incorporated herein by reference).

4.04	—	Global 4 1/2% Convertible Note Due 2008 (filed as Exhibit 4.04 to Amendment No. 1 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on April 6, 2005 and incorporated herein by reference).

4.05	—	Indenture dated January 12, 2005 between AtheroGenics, Inc. and The Bank of New York Trust Company of Florida N.A., as Trustee, including the form of Global 1.50% Convertible Note Due 2012 filed as Exhibit A thereto (filed as Exhibit 4.5 to AtheroGenics’ Registration Statement on Form S-3, Registration No. 333-123895, on April 6, 2005 and incorporated herein by reference).

10.01	—	Amended and Restated Master Rights Agreement dated October 31, 1995, as amended by First Amendment dated November 1, 1995; Second Amendment dated July 30, 1996; Third Amendment dated April 13, 1999; Fourth Amendment dated May 11, 1999; and Fifth Amendment dated August 30, 1999 (filed as Exhibit 4.02 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.02+	—	Exclusive License Agreement dated July 17, 1998 between The Regents of the University of California and AtheroGenics, Inc. (filed as Exhibit 10.02 to Amendment No. 4 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on August 4, 2000 and incorporated herein by reference).

10.03+	—	License Agreement dated January 11, 1995 between Emory University and AtheroGenics, Inc. (filed as Exhibit 10.03 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).

10.04+	—	Patent Purchase Agreement dated April 26, 1995 between AtheroGenics, Inc. and Sampath Parthasarathy, together with Services Agreement dated April 26, 1995 between AtheroGenics, Inc. and Sampath Parthasarathy (filed as Exhibit 10.04 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).

10.05+	—	Sponsored Research Agreement dated October 14, 1996 between Emory University and AtheroGenics, Inc. (filed as Exhibit 10.05 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).

10.06#	—	AtheroGenics, Inc. 1995 Stock Option Plan, together with form of nonqualified stock option agreement (filed as Exhibit 10.07 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.07#	—	AtheroGenics, Inc. 1997 Equity Ownership Plan, as amended by Amendment No. 1 and Amendment No. 2 (filed as Exhibit 10.08 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).

10.08	—	Preferred Shares Purchase Warrant dated August 24, 1998 between AtheroGenics, Inc. and certain Lenders named therein (filed as Exhibit 10.09 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.09	—	Series C Convertible Preferred Stock Purchase Warrants of AtheroGenics, Inc. (filed as Exhibit 10.10 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.10	—	Promissory Note dated April 1, 1999 between Inhibitex, Inc. and AtheroGenics, Inc. (filed as Exhibit 10.11 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

Exhibit No.		Description

10.11++	—	Lease Agreement dated June 19, 1998 between Cousins Properties, Inc. and AtheroGenics, Inc. (filed as Exhibit 10.12 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.12#	—	Employment Agreement dated March 1, 2001 between AtheroGenics, Inc. and Russell M. Medford (filed as Exhibit 10.14 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.13	—	Amendment dated January 1, 2001 to Promissory Note dated April 1, 1999 between Inhibitex, Inc. and AtheroGenics, Inc. (filed as Exhibit 10.15 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.14+	—	Exclusive License Agreement dated as of June 29, 2001 between AtheroGenics, Inc. and National Jewish Medical and Research Center (filed as Exhibit 10.17 to Amendment No. 1 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-64228, on July 23, 2001 and incorporated herein by reference).

10.15#	—	AtheroGenics, Inc. 2001 Equity Ownership Plan (filed as Appendix B to the proxy statement on Schedule 14A for AtheroGenics’ 2001 Annual Shareholders’ Meeting as filed on March 22, 2001 and incorporated herein by reference).

10.16	—	Equipment Term Note dated March 6, 2002 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.20(b) to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.17	—	Loan and Security Agreement dated March 6, 2002 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.20(c) to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.18	—	First Loan Modification dated June 20, 2003 between AtheroGenics, Inc. and Silicon Valley Bank. (filed as Exhibit 10.23 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.19	—	Second Loan Modification dated August 13, 2003 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.25 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.20	—	Third Loan Modification dated December 29, 2003 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.26 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.21	—	Negative Pledge Agreement dated December 29, 2003 between AtheroGenics, Inc. and Silicon Valley Bank (filed as Exhibit 10.27 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.22#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and Mark P. Colonnese (filed as Exhibit 10.28 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).

10.23#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and Martin A. Wasserman (filed as Exhibit 10.29 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).

10.24#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and Robert A. D. Scott (filed as Exhibit 10.30 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).

10.25#	—	Employment Agreement dated December 22, 2004 between AtheroGenics, Inc. and W. Charles Montgomery (filed as Exhibit 10.31 to AtheroGenics’ Form 8-K on December 22, 2004 and incorporated herein by reference).

10.26#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan (filed as Appendix B to the proxy statement on Schedule 14A for AtheroGenics’ 2004 Annual Shareholders’ Meeting as filed on March 26, 2004 and incorporated herein by reference).

10.27#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan form of incentive equity ownership agreement and form of directors’ nonqualified equity ownership agreement (filed as Exhibit 10.33 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on March 16, 2005 and incorporated herein by reference).

Exhibit No.		Description

10.28#	—	Summary of non-employee director compensation (filed as the first paragraph under the caption “Director Compensation” in the proxy statement on Schedule 14A for AtheroGenics’ 2005 Annual Meeting of Shareholders as filed with the SEC on March 28, 2005 and incorporated herein by reference).

10.29#	—	Summary of non-employee directors compensation and 2005 executive officers target cash incentive (filed under Item 1.01 of AtheroGenics, Inc. Form 8-K on April 29, 2005 and incorporated herein by reference).

10.30#	—	Employment Agreement dated May 31, 2005 between AtheroGenics, Inc. and Joseph M. Gaynor, Jr. (filed as Exhibit 10.1 to AtheroGenics’ Current on Form 8-K on July 7, 2005 and incorporated herein by reference).

10.31#	—	Transition Agreement dated June 22, 2005 between AtheroGenics, Inc. and Martin A. Wasserman (filed as Exhibit 10.1 to AtheroGenics’ Current Report on Form 8-K on July 22, 2005 and incorporated herein by reference).

10.32+	—	First Amendment dated August 3, 2005 to License Agreement dated January 11, 1995 between AtheroGenics, Inc. and Emory University (filed as Exhibit 10.1 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.33	—	Registration Rights Agreement dated January 12, 2005 among AtheroGenics, Inc., as Issuer, and Morgan Stanley & Co. Incorporated, Lehman Brothers, Inc., JPMorgan Securities, Inc. and Lazard Freres & Co., as Initial Purchasers (filed as Exhibit 99.1 to AtheroGenics’ Current Report on Form 8-K on January 13, 2005 and incorporated herein by reference).

10.34+	—	Commercial Supply Agreement for Production of AGI-1067 and Probucol between The Dow Chemical Company and AtheroGenics, Inc., dated October 6, 2005 (filed as Exhibit 10.34 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.35+	—	License and Collaboration Agreement between AtheroGenics, Inc and IPR Pharmaceuticals, LP, dated December 22, 2005 (filed as Exhibit 10.35 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.36+	—	Co-Promotion Agreement by and between AstraZeneca Pharmaceuticals LP and AtheroGenics, Inc., dated as of December 22, 2005 (filed as Exhibit 10.36 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.37+	—	Transition Services Agreement, by and between IPR Pharmaceuticals, LP and AtheroGenics, Inc., dated December 22, 2005 (filed as Exhibit 10.37 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.38#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan form of nonqualified equity ownership agreement (filed as Exhibit 10.02 to AtheroGenics’ Current Report on Form 8-K on March 10, 2006 and incorporated herein by reference).

10.39	—	Form of Indemnification Agreement dated July 5, 2006 (filed as Exhibit 10.1 to AtheroGenics’ Current Report on Form 8-K on July 6, 2006 and incorporated herein by reference).

10.40#	—	Employment Agreement dated September 25, 2006 between AtheroGenics, Inc. and Russell M. Medford (filed as Exhibit 10.1 to AtheroGenics’ Current Report on Form 8-K on September 29, 2006 and incorporated herein by reference).

10.41#	—	Employment Agreement dated September 25, 2006 between AtheroGenics, Inc. and Mark P. Colonnese (filed as Exhibit 10.2 to AtheroGenics’ Current Report on Form 8-K on September 29, 2006 and incorporated herein by reference).

10.42#	—	Employment Agreement dated September 25, 2006 between AtheroGenics, Inc. and Robert A.D. Scott (filed as Exhibit 10.3 to AtheroGenics’ Current Report on Form 8-K on September 29, 2006 and incorporated herein by reference).

10.43#	—	Employment Agreement dated September 25, 2006 between AtheroGenics, Inc. and W. Charles Montgomery (filed as Exhibit 10.4 to AtheroGenics’ Current Report on Form 8-K on September 29, 2006 and incorporated herein by reference).

10.44#	—	Employment Agreement dated September 25, 2006 between AtheroGenics, Inc. and Joseph M. Gaynor, Jr. (filed as Exhibit 10.5 to AtheroGenics’ Current Report on Form 8-K on September 29, 2006 and incorporated herein by reference).

23.01*	—	Consent of Ernst & Young LLP.

Exhibit No.		Description

24.01*	—	Powers of Attorney.

31.1*	—	Certifications of Chief Executive Officer under Rule 13a-14(a).

31.2*	—	Certifications of Chief Financial Officer under Rule 13a-14(a).

32*	—	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

*	Filed herewith.

**	Filed as the exhibit of the same number with AtheroGenics’ registration statement on Form S-1, Registration No. 333-31140, declared effective by the SEC on August 8, 2000, and incorporated herein by reference.

+	Certain confidential information contained in this document has been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

++	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2007.

ATHEROGENICS, INC.
By:	/s/ RUSSELL M. MEDFORD
Russell M. Medford, M.D., Ph.D.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Principal Executive Officer:

/s/ RUSSELL M. MEDFORD Russell M. Medford	President and Chief Executive Officer, Director	March 7, 2007

Principal Financial and Principal Accounting Officer:

/s/ MARK P. COLONNESE Mark P. Colonnese	Executive Vice President, Commercial Operations and Chief Financial Officer	March 7, 2007

/s/ CHARLES A. DEIGNAN Charles A. Deignan	Vice President, Finance and Administration and Principal Accounting Officer	March 7, 2007

* Michael A. Henos	Director	March 7, 2007

* R. Wayne Alexander	Director	March 7, 2007

* Samuel L. Barker	Director	March 7, 2007

* David Bearman	Director	March 7, 2007

* Vaughn D. Bryson	Director	March 7, 2007

* T. Forcht Dagi	Director	March 7, 2007

* Margaret E. Grayson	Director	March 7, 2007

* Arthur M. Pappas	Director	March 7, 2007

* William A. Scott	Director	March 7, 2007

*By:	/s/ JOSEPH M. GAYNOR, JR.
Joseph M. Gaynor, Jr.
Attorney-in-Fact