Form 10-Q
period 2007-03-31
ATHEROGENICS INC
filed 2007-05-10
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 7, 2007 there were 39,494,492 shares of the registrant's common stock outstanding.

_________________________

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Condensed Financial Statements (unaudited)

Condensed Balance Sheets
March 31, 2007 and December 31, 2006	1

Condensed Statements of Operations
Three months ended March 31, 2007 and 2006	2

Condensed Statements of Cash Flows
Three months ended March 31, 2007 and 2006	3

Notes to Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1A. Risk Factors	13

Item 6. Exhibits	14

SIGNATURES	15

i

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROGENICS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$81,953,789	$87,846,079
Short-term investments	48,361,027	63,964,860
Accounts receivable	6,582,868	6,537,892
Prepaid expenses	4,212,580	4,038,419
Interest receivable	377,531	643,097
Total current assets	141,487,795	163,030,347

Equipment and leasehold improvements, net of accumulated depreciation
and amortization	10,732,127	9,684,965
Debt issuance costs and other assets	5,254,071	5,624,352
Total assets	$157,473,993	$178,339,664

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$1,881,538	$3,183,511
Accrued research and development	10,155,472	11,263,164
Accrued compensation	859,407	1,465,644
Accrued interest	822,500	2,540,000
Accrued and other liabilities	932,530	791,661
Current portion of deferred revenue	20,857,750	25,000,000
Total current liabilities	35,509,197	44,243,980

Convertible notes payable	286,000,000	286,000,000
Long-term portion of deferred revenue	—	2,083,333

Shareholders' deficit:
Preferred stock, no par value: Authorized—5,000,000 shares	—	—
Common stock, no par value:
Authorized—100,000,000 shares; issued and outstanding —
39,494,492 and 39,452,927 shares at March 31, 2007
and December 31, 2006, respectively	210,001,453	207,388,894
Warrants	613,021	613,021
Accumulated deficit	(374,649,870)	(361,997,246)
Accumulated other comprehensive gain	192	7,682
Total shareholders' deficit	(164,035,204)	(153,987,649)
Total liabilities and shareholders' deficit	$157,473,993	$178,339,664

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2007	2006

Revenues:
License fees	$6,250,000	$4,166,667
Research and development	5,211,252	—
Total revenues	11,461,252	4,166,667

Operating expenses:
Research and development	19,964,275	16,260,622
Marketing, general and administrative	3,945,503	3,707,333
Total operating expenses	23,909,778	19,967,955

Operating loss	(12,448,526)	(15,801,288)
Interest income	1,883,683	2,205,234
Interest expense	(2,087,781)	(2,107,517)
Other expense	—	(3,521,236)
Net loss	$(12,652,624)	$(19,224,807)

Net loss per share -
basic and diluted	$(0.32)	$(0.49)

Weighted average shares outstanding -
basic and diluted	39,468,054	39,202,076

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2007	2006

Operating activities
Net loss	$(12,652,624)	$(19,224,807)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Amortization of deferred revenue	(6,225,583)	(4,166,667)
Stock-based compensation	2,597,004	2,039,090
Loss on debt conversion	—	3,524,236
Amortization of debt issuance costs	370,281	373,253
Depreciation and amortization	265,233	221,393
Changes in operating assets and liabilities:
Accounts receivable	(44,976)	(1,719,998)
Prepaid expenses	(174,161)	(1,068,692)
Interest receivable	265,566	(301,706)
Accounts payable	(1,301,973)	1,290,829
Accrued research and development	(2,256,073)	(910,747)
Accrued interest	(1,717,500)	(1,704,750)
Accrued compensation	(606,237)	(2,115,850)
Accrued and other liabilities	140,869	23,211
Deferred revenue	—	50,000,000
Net cash (used in) provided by operating activities	(21,340,174)	26,258,795

Investing activities
Sales and maturities of short-term investments	34,408,824	2,231,513
Purchases of short-term investments	(18,812,481)	(30,087,721)
Purchases of equipment and leasehold improvements	(164,014)	(518,031)
Net cash provided by (used in) investing activities	15,432,329	(28,374,239)

Financing activities
Proceeds from the exercise of common stock options	15,555	1,226,809
Payments on equipment loan facility	—	(8,296)
Net cash provided by financing activities	15,555	1,218,513

Decrease in cash and cash equivalents	(5,892,290)	(896,931)
Cash and cash equivalents at beginning of period	87,846,079	82,831,679
Cash and cash equivalents at end of period	$81,953,789	$81,934,748

Supplemental disclosures
Interest paid	$3,435,000	$3,435,000

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Nature of Operations

AtheroGenics, Inc. (“AtheroGenics”) was incorporated on November 23, 1993 (date of inception) in the State of Georgia to focus on the discovery, development and commercialization of novel therapeutics for the treatment of chronic inflammatory diseases, including coronary heart disease, organ transplant rejection, and asthma.

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

The interim results should be read in conjunction with the financial statements and notes thereto included in AtheroGenics' Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007 (the “Form 10-K”). Shareholders are encouraged to review the Form 10-K for a broader discussion of the opportunities and risks inherent in AtheroGenics' business. Copies of the Form 10-K are available on request.

3. Accounts Receivable

Accounts receivable consists of billed and unbilled receivables related to our license and collaboration agreement with AstraZeneca. Unbilled receivables represent amounts due, which have not been billed as of the current balance sheet date. As of March 31, 2007, accounts receivable was $3,179,409 and unbilled receivables were $3,403,459.

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

In accordance with SAB 104, license fees, which are nonrefundable, are recognized over the period the related license agreements specify that efforts or obligations are required of AtheroGenics. In February 2006, AtheroGenics received a $50 million license fee in connection with its license and collaboration agreement with AstraZeneca. The upfront nonrefundable license payment is being recognized on a straight-line basis over the 24-month period that AtheroGenics estimated it was obligated to provide services to the licensee. In April 2007, AstraZeneca announced that it was ending the license and collaboration agreements. The remaining balance of approximately $20.9 million in deferred revenue at March 31, 2007 related to the license fee will be recognized as revenue in the second quarter of 2007.

During the third quarter of 2006, AstraZeneca engaged AtheroGenics to perform FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 plus Usual Care Study), a follow-up Phase III clinical trial for patients who have completed ARISE (Aggressive Reduction of Inflammation Stops Events). Revenues under the research and development agreement pertaining to FOCUS are recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent. According to the criteria established by EITF Issue No. 99-19, AtheroGenics is the primary obligor of the agreement because it is responsible for the selection, negotiation, contracting and payment of the third party suppliers. In addition, any liabilities resulting from the agreement are the responsibility of AtheroGenics. Research and development revenues are recognized, on a gross basis, as activities are performed under the terms of the related agreement. Revenues that have not been invoiced are reflected as unbilled receivables as described in the accounts receivable note above. AtheroGenics and AstraZeneca have agreed that they intend to commence closing FOCUS. Activities currently in progress will be billed to AstraZeneca in accordance with the agreement.

5. Income Tax

AtheroGenics files a U.S. federal and Georgia income tax return on an annual basis. AtheroGenics is no longer subject to U.S. federal income or state tax return examinations by tax authorities for years before 2002. However, since AtheroGenics has substantial tax net operating losses originating in years before 2002, the tax authorities may review the amount of the pre-2002 net operating losses. AtheroGenics is not currently under examination by any tax authority.

AtheroGenics adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") effective January 1, 2007. No cumulative adjustment was required or recorded as a result of the implementation of FIN 48. As of January 1, 2007, AtheroGenics had no unrecognized tax benefits. AtheroGenics will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. AtheroGenics had no interest or penalties related to unrecognized tax benefits accrued as of January 1, 2007.

AtheroGenics does not anticipate that unrecognized benefits will be incurred within the next 12 months.

6. Net Loss per Share

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

7. Stock-Based Compensation

For the three months ended March 31, 2007, AtheroGenics recorded approximately $2.6 million of stock-based compensation expense of which $1.3 million was related to research and development expenses and $1.3 million was related to marketing, general and administrative expenses. For the three months ended March 31, 2006, AtheroGenics recorded approximately $2.0 million of stock-based compensation expense of which $1.0 million was related to research and development expenses and $935,000 was related to marketing, general and administrative expenses. AtheroGenics’ net loss per share was increased by $(0.07) and $(0.05) for stock-based compensation related to stock options for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and 2006, AtheroGenics has a net operating loss carryforward and therefore no excess tax benefits for tax deductions related to the stock options were recognized.

For the three months ended March 31, 2007 and 2006, AtheroGenics calculated a 5.16% and a 5.90% forfeiture rate, respectively, based on historical data. Expected volatility is based on historical volatility of AtheroGenics’ common stock. The expected term of the stock options granted is also based on historical data and represents the period of time that stock options granted are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury rates in effect at the time of the grant for periods corresponding with the expected term of the options. There were no stock options granted during the three months ended March 31, 2007. For stock options granted during the three months ended March 31, 2006 the following weighted average assumptions were used:

Expected volatility	70.70%
Expected term	5 years
Risk free interest rate	4.59%
Fair value of grants	$ 9.78

8. Convertible Notes Payable

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

As of March 31, 2007, AtheroGenics has reserved a total of 13,322,307 shares of common stock for future issuances in connection with the 4.5% convertible notes and the 1.5% convertible notes. In addition, as of March 31, 2007, there was approximately $322,500 of accrued interest expense related to the 4.5% notes, which is due September 1, 2007 and $500,000 of accrued interest expense related to the 1.5% convertible notes, which is due August 1, 2007.

9. Commitments and Contingencies

Except as set forth below, AtheroGenics' commitments and contingencies have not changed materially from those previously discussed in its Form 10-K.

In March 2006, AtheroGenics and AstraZeneca agreed to purchase certain commercial manufacturing equipment. The costs are shared equally between AtheroGenics and AstraZeneca subject to a limit on AtheroGenics’ portion as part of the collaboration agreements that were signed in December 2005. AtheroGenics expects that its portion of the cost of the equipment and the construction, installation and start-up costs related to the equipment to be approximately $9.0 million over the life of the project. As of March 31, 2007, AtheroGenics has recorded $6.6 million as equipment and leasehold improvements related to its portion of the cost of the equipment and construction which has occurred to date.

10. Subsequent Event

On April 20, 2007, AstraZeneca notified AtheroGenics that it was ending their collaboration to develop and commercialize AGI-1067. The notice indicated that the termination date is to be effective 90 days from the notification date. During this period AtheroGenics and AstraZeneca will be finalizing transition matters with respect to AGI-1067 in accordance with the provisions of the License and Collaboration Agreement, the Co-promotion Agreement and the Transition Services Agreement previously entered into on December 22, 2005. Due to the termination of the collaboration, the remaining balance of approximately $20.9 million in deferred revenue at March 31, 2007 related to the $50.0 million upfront, nonrefundable license fee will be recognized as revenue in the second quarter of 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read with the financial statements and related footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in AtheroGenics' Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made. These risks are set forth in more detail in our Form 10-K for the fiscal year ended December 31, 2006 under the headings “Risk Factors” and “ Forward -Looking Statements” below. In this report, "AtheroGenics," "we," "us" and "our" refer to AtheroGenics, Inc.

Overview

AtheroGenics is a research-based pharmaceutical company focused on the discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases, including coronary heart disease, organ transplant rejection and asthma. We have developed a proprietary vascular protectant, or v-protectant®, technology platform to discover drugs to treat these types of diseases. Based on our v-protectant® platform, we have two drug development programs in clinical trials and are pursuing a number of other preclinical programs.

AGI-1067 is our v-protectant® candidate that is most advanced in clinical development. AGI-1067 is designed to benefit patients with coronary heart disease, or CHD, which is atherosclerosis of the blood vessels of the heart. Atherosclerosis is a common disease that results from inflammation and the buildup of plaque in arterial blood vessel walls.

In 2003, we initiated a Phase III trial, referred to as ARISE (Aggressive Reduction of Inflammation Stops Events), which was being conducted in cardiac centers in the United States, Canada, the United Kingdom and South Africa. ARISE evaluated the impact of AGI-1067 on important outcome measures such as death due to coronary disease, myocardial infarction, stroke, coronary re-vascularization and unstable angina in patients who have CHD. The study assessed the incremental benefits of AGI-1067 versus the current standard of care therapies in this patient population. As such, all patients in the trial, including those on placebo, received other appropriate heart disease medications, including statins and other cholesterol-lowering therapies, high blood pressure medications and anti-clotting agents.

We completed patient enrollment with more than 6100 patients in the study. The ARISE trial was completed in December 2006 and the results, reported in March 2007, showed that while AGI-1067 did not show a difference from placebo in the composite primary endpoint, the study did achieve a number of other important predefined endpoints. These endpoints included a reduction in the composite of “hard” atherosclerotic clinical endpoints, composed of cardiovascular death, resuscitated cardiac arrest, myocardial infarction (heart attack) and stroke. In a measure of these hard endpoints, AGI-1067 achieved a significant reduction of 19%. A subgroup analysis indicated that this result was consistent across important sub-populations such as: patients with and without diabetes, and men and women. There were also improvements in the key diabetes parameters of new onset diabetes and glycemic control. Patients taking AGI-1067 were 64% less likely to develop new onset diabetes. Our analysis of the safty data indicated that the most common adverse event was diarrhea-related; however, it did not frequently result in patient discontinuation.  There was also an observed increase in abnormal liver function tests in a small number of patients compared to those on standard of care. Based on our review to date of the ARISE results, we intend to continue to pursue development of the compound.

In December 2005, we announced a license and collaboration agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement, we received an upfront non-refundable license fee of $50 million. On April 20, 2007, AstraZeneca notified us that pursuant to the terms of the agreement, it was ending the collaboration. The termination date is effective 90 days from the notification and during this period we will be finalizing transition matters with respect to AGI-1067 in accordance with the terms of the license and collaboration agreements and other associated agreements. We currently believe that the termination of the collaboration will not have a material impact on the carrying value of any associated assets.

In the second half of 2006, we were engaged by AstraZeneca to conduct FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 plus Usual Care Study). FOCUS is a follow-up Phase III clinical trial for patients exiting ARISE, designed to collect extended safety information. AstraZeneca will be funding the entire cost of the trial. Subsequent to March 31, 2007, AtheroGenics and AstraZeneca have agreed that they intend to commence closing the FOCUS clinical trial.

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

The following table provides information regarding our research and development expenses for our major product candidates:

	Three months ended
	March 31,
	2007	2006

Direct external AGI-1067 costs	$11,701,833	$10,298,230
Unallocated internal costs and other programs	8,262,442	5,962,392
Total research and development	$19,964,275	$16,620,622

From inception, we have devoted the large majority of our research and development efforts and financial resources to support development of the AGI-1067 product candidate. Spending for the AGI-1096 program in 2007 and 2006 was funded by our collaborative development partner, Astellas.

The nature, timing and costs of the efforts to complete the successful development of any of our product candidates are highly uncertain and subject to numerous risks, and therefore cannot be accurately estimated. These risks include the rate of progress and costs of our clinical trials, clinical trial results, cost and timing of regulatory approval and establishing commercial manufacturing supplies. These risks and uncertainties, and their effect on our operations and financial position, are more fully described in our risk factors included in our Form 10-K for the year ended December 31, 2006, under the headings “Risks Related to Development and Commercialization of Our Product Candidates and Dependence on Third Parties” and “Risks Related to Regulatory Approval of Our Product Candidates” as well as the risks described in Part II, Item 1A. “Risk Factors” in this quarterly report on Form 10-Q.

We have not derived any commercial revenues from product sales. We expect to incur significant losses in most years prior to deriving any such product revenue as we continue to increase research and development costs. We have funded our operations primarily through sales of equity and debt securities. We have incurred significant losses since we began operations and, as of March 31, 2007, had an accumulated deficit of $374.6 million. We cannot assure you that we will become profitable. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances and to manufacture and market our future products.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

Revenues

Total revenues were $11.5 million and $4.2 million for the three months ended March 31, 2007 and 2006, respectively. The license fee revenues of $6.3 million and $4.2 million for the three months ended March 31, 2007 and 2006, respectively, are attributable to the license and collaboration agreement, effective January 2006, with AstraZeneca for the development and commercialization of AGI-1067. This amount represents the earned portion of the $50.0 million license fee that is being amortized over 24 months. Subsequent to March 31, 2007, AstraZeneca ended the collaboration agreement; therefore, the remaining balance of approximately $20.9 million in deferred revenue at March 31, 2007 related to the license fee will be recognized as revenue in the second quarter of 2007. The research and development revenues of $5.2 million are for services performed for AstraZeneca related to the FOCUS clinical trial. The trial began in August 2006 and there were no research and development revenues for the three months ended March 31, 2006.

Expenses

Research and Development. Research and development expenses increased 23% to $20.0 million for the three months ended March 31, 2007 from $16.3 million for the comparable period in 2006. The increase in research and development expenses for the three months ended March 31, 2007 is primarily due to costs of FOCUS, that began in the third quarter of 2006, higher regulatory consulting fees and additional personnel to assist in closing out the ARISE study.

Marketing, General and Administrative. Marketing, general and administrative expenses increased 6% to $3.9 million for the three months ended March 31, 2007 from $3.7 million for the comparable period in 2006. The increase is primarily due to slightly higher non-cash stock-based compensation expense and costs incurred for marketing activities. These expenses were largely offset by a decrease in consulting fees from those incurred for our licensing agreement with AstraZeneca for the three months ended March 31, 2006.

Interest Income

Interest income is primarily comprised of income earned on our cash and short-term investments. Interest income decreased 15% to $1.9 million for the three months March 31, 2007 from $2.2 million for the comparable period in 2006. The decrease for the three months ended March 31, 2007 is due to the lower balance of cash and short-term investment funds than in the comparable period in 2006.

Interest Expense

Interest expense is primarily comprised of interest expense related to the 4.5% convertible notes and the 1.5% convertible notes. Interest expense was $2.1 million for the three months ended March 31, 2007 and 2006.

Other Expense

    Other expense was $3.5 million for the three months ended March 31, 2006 which reflected non-cash expense related to the exchange of $14.0 million of AtheroGenics’ 4.5% convertible notes for common stock in January 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of equity securities and convertible notes. At March 31, 2007, we had cash, cash equivalents and short-term investments of $130.3 million, compared with $151.8 million at December 31, 2006. Working capital at March 31, 2007 was $105.0 million, compared to $118.8 million at December 31, 2006. The decrease in cash, cash equivalents and short-term investments and working capital for the three months ended March 31, 2007 is due to the use of funds for operating purposes and capital equipment purchases.

Net cash used in operating activities was $21.3 million for the three months ended March 31, 2007 compared to net cash provided by operating activities of $26.3 million for the three months ended March 31, 2006. The net cash used in operating activities for the three months ended March 31, 2007 is principally due to cash used to fund our operating activities, including the expenditures for the closeout of ARISE, the ongoing FOCUS clinical trial and our other ongoing product development programs. The net cash provided by operating activities for the three months ended March 31, 2006 was principally due to the $50.0 million license fee received from AstraZeneca, partially offset by cash used to fund our operating activities including the ARISE Phase III clinical trial and our other ongoing product development programs.

Net cash provided by investing activities was $15.4 million for the three months ended March 31, 2007 compared to net cash used in investing activities of $28.4 million for the three months ended March 31, 2006. Net cash provided by investing activities for the three months ended March 31, 2007 consisted primarily of the net sales of short-term investments, partially offset by the purchases of equipment and leasehold improvements. The net cash used in investing activities for the three months ended March 31, 2006 consisted primarily of net purchases of available-for-sale securities.

Net cash provided by financing activities was $15,555 for the three months ended March 31, 2007 compared to $1.2 million for the three months ended March 31, 2006. Net cash provided by financing activities for the three months ended March 31, 2007 and 2006 consisted primarily of the proceeds received upon exercise of common stock options.

In August 2003, we issued $100 million in aggregate principal amount of 4.5% convertible notes due 2008 through a Rule 144A private placement to qualified institutional buyers. These notes initially are convertible into our common stock at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately $15.34 per share. Net proceeds were approximately $96.7 million. Interest on the 4.5% convertible notes is payable semi-annually in arrears on March 1 and September 1. In January 2006, we exchanged $14.0 million in aggregate principal amount of the 4.5% convertible notes for 1,085,000 shares of our common stock. From time to time, we may enter into additional exchange offers and/or purchases of these notes. As of March 31, 2007, we have recorded $322,500 of accrued interest expense related to the 4.5% notes, which is due September 1, 2007.

In January 2005, we issued $200 million in aggregate principal amount of 1.5% convertible notes due 2012 through a Rule 144A private placement to qualified institutional buyers. These notes are convertible into shares of our common stock at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, or approximately $25.92 per share. Interest on the 1.5% convertible notes is payable semi-annually in arrears on February 1 and August 1. Net proceeds were approximately $193.6 million. As of March 31, 2007, we have recorded $500,000 of accrued interest expense related to the 1.5% notes, which is due August 1, 2007.

In March 2006, AtheroGenics and AstraZeneca agreed to purchase certain commercial manufacturing equipment. The costs are shared equally between AtheroGenics and AstraZeneca subject to a limit on our portion as part of the collaboration agreements that were signed in December 2005. We expect that our portion of the cost of the equipment and the construction, installation and start-up costs related to the equipment to be approximately $9.0 million over the life of the project. As of March 31, 2007, we had recorded $6.6 million as equipment and leasehold improvements related to our portion of the cost of the equipment and construction which has occurred to date.

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and short-term investments will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including the following:

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the timing, receipt and amount of sales and royalties, if any, from our potential product candidates;

•	the timing, receipt and amount of milestone and other payments, if any;

•	our ability to maintain our collaborations with Astellas and the financial terms of our collaboration;

•	the timing of, and the costs involved in, transitioning the AstraZeneca collaboration;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs; and

•	the extent to which we acquire or invest in businesses, products and technologies.

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

The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	our inability to commercialize AGI-1067 following the release of the ARISE Phase III clinical trial;

•	AGI-1096 may fail in clinical trials;

•	our ability to generate positive cash flow in light of our history of operating losses;

•	our inability to obtain additional financing on satisfactory terms, which could preclude us from developing or marketing our products;

•	our ability to successfully develop our other product candidates;

•	our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;

•	possible delays in our clinical trials;

•	our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates;

•	our need to comply with applicable regulatory requirements in the manufacture and distribution of our products to avoid incurring penalties that my inhibit our ability to commercialize our product;

•	our ability to protect adequately or enforce our intellectual property rights or secure rights to third party patents;

•	the ability of our competitors to develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates;

•	third parties' failure to synthesize and manufacture our product candidates, which could delay our clinical trials or hinder our commercialization prospects;

•	our ability to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions;

•	our ability to attract, retain and motivate skilled personnel and cultivate key academic collaborations;

•	our ability to obtain an adequate level of reimbursement or acceptable prices for our products;

•	we may face product liability lawsuits which may cause us to incur substantial financial loss or we may be unable to obtain future product liability insurance at reasonable prices, if at all, either of which could diminish our ability to commercialize our future products; and

•	our ability to repay $86 million principal amount on the 4.5% convertible notes due September 1, 2008;
and

•	the conversion of our convertible notes would dilute the ownership interest of existing shareholders and could adversely affect the market price of our common stock.

The foregoing list of important factors is discussed in more detail in our Form 10-K as well as under the heading “Risk Factors” and is not an exhaustive list.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Because AGI-1067 did not show a difference from placebo in its composite primary endpoint in our ARISE Phase III clinical trial, we may not be able to commercialize this product candidate.

On March 19, 2007, we announced that our ARISE Phase III clinical study of AGI-1067 did not show a difference from placebo in its composite primary endpoint. The failure to meet the primary endpoint in our ARISE Phase III clinical study could have a material adverse effect on our ability to commercialize AGI-1067, generate revenue or become profitable.   In addition, the ARISE trial indicated that AGI-1067 produced side effects, including diarrhea, and changes in lipids and liver function tests.  It may not be possible to design and implement another Phase III clinical trial that would provide results sufficient to obtain FDA approval for AGI-1067. If we are not successful in commercializing AGI-1067, or are significantly delayed or limited in doing so, our financial results and our commercial prospects will be materially and adversely affected.

The termination of our collaboration with AstraZeneca for the development and commercialization of AGI-1067 could result in a loss of a significant source of funding and could materially adversely affect our financial results and our commercial prospects.

On April 20, 2007, AstraZeneca notified us that it was ending its collaboration to develop and commercialize AGI-1067. The notice indicated that the termination date is to be effective 90 days from the notification date. This will require greater financial resources to develop AGI-1067 and may cause a delay in commercializing AGI-1067. We will be required to build our own commercial operation or seek alternative collaborative commercial partners. We may not be able to negotiate alternative collaboration agreements on acceptable terms, if at all. We may not have the funds or capability to independently undertake product development, manufacturing and commercialization, which could materially adversely affect our financial results and our commercial prospects.

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

ATHEROGENICS, INC.

Date: May 10, 2007	/s/MARK P. COLONNESE
Mark P. Colonnese
Executive Vice President, Commercial Operations and
Chief Financial Officer