Form 10-Q
period 2007-06-30
ATHEROGENICS INC
filed 2007-08-09
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 7, 2007 there were 39,508,492 shares of the registrant's common stock outstanding.

_________________________

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Condensed Financial Statements (unaudited)

Condensed Balance Sheets
June 30, 2007 and December 31, 2006	1

Condensed Statements of Operations
Three and six months ended June 30, 2007 and 2006	2

Condensed Statements of Cash Flows
Six months ended June 30, 2007 and 2006	3

Notes to Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1A. Risk Factors	14

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 6. Exhibits	15

SIGNATURES	16

        i

PART I. – FINANCIAL INFORMATION

Item 1.  Financial Statements

ATHEROGENICS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$77,750,204	$87,846,079
Short-term investments	36,949,237	63,964,860
Accounts receivable	16,546,591	6,537,892
Prepaid expenses	2,811,277	4,038,419
Interest receivable	281,258	643,097
Total current assets	134,338,567	163,030,347

Equipment and leasehold improvements, net of accumulated depreciation
and amortization	2,478,579	9,684,965
Debt issuance costs and other assets	4,883,790	5,624,352
Total assets	$141,700,936	$178,339,664

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$10,538,771	$3,183,511
Accrued research and development	8,091,803	11,263,164
Accrued interest	2,540,000	2,540,000
Accrued compensation	1,763,356	1,465,644
Accrued and other liabilities	709,734	791,661
Current portion of deferred revenue	—	25,000,000
Total current liabilities	23,643,664	44,243,980

Convertible notes payable	286,000,000	286,000,000
Long-term portion of deferred revenue	—	2,083,333

Shareholders' deficit:
Preferred stock, no par value: Authorized—5,000,000 shares	—	—
Common stock, no par value:
Authorized—100,000,000 shares; issued and outstanding —
39,508,492 and 39,452,927 shares at June 30, 2007
and December 31, 2006, respectively	212,251,743	207,388,894
Warrants	613,021	613,021
Accumulated deficit	(380,788,551)	(361,997,246)
Accumulated other comprehensive (loss) gain	(18,941)	7,682
Total shareholders' deficit	(167,942,728)	(153,987,649)
Total liabilities and shareholders' deficit	$141,700,936	$178,339,664

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
License fees	$20,833,333	$6,250,000	$27,083,333	$10,416,667
Research and development	9,425,371	—	14,636,623	—
Total revenues	30,258,704	6,250,000	41,719,956	10,416,667

Operating expenses:
Research and development	22,330,198	16,447,180	42,294,473	32,707,802
Marketing, general and administrative	3,587,195	3,171,869	7,532,698	6,879,202
Restructuring and impairment costs	9,996,332	—	9,996,332	—
Total operating expenses	35,913,725	19,619,049	59,823,503	39,587,004

Operating loss	(5,655,021)	(13,369,049)	(18,103,547)	(29,170,337)
Interest income	1,604,120	2,401,424	3,487,803	4,606,658
Interest expense	(2,087,780)	(2,088,598)	(4,175,561)	(4,196,115)
Other expense	—	—	—	(3,521,236)
Net loss	$(6,138,681)	$(13,056,223)	$(18,791,305)	$(32,281,030)

Net loss per share –
basic and diluted	$(0.16)	$(0.33)	$(0.48)	$(0.82)

Weighted average shares
outstanding – basic and diluted	39,498,338	39,423,059	39,483,280	39,313,178

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2007	2006

Operating activities
Net loss	$(18,791,305)	$(32,281,030)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Asset impairment costs	9,005,153	—
Amortization of deferred revenue	(27,083,333)	(10,416,667)
Stock-based compensation	4,842,775	4,341,492
Amortization of debt issuance costs	740,562	743,462
Depreciation and amortization	495,165	453,683
Loss on debt conversion	—	3,536,962
Changes in operating assets and liabilities:
Accounts receivable	(10,008,699)	(1,335,714)
Prepaid expenses	1,227,142	(910,523)
Interest receivable	361,839	144,631
Accounts payable	7,355,260	(92,588)
Accrued research and development	(4,804,600)	(1,057,371)
Accrued compensation	297,712	(1,732,804)
Accrued and other liabilities	(81,927)	(623,167)
Deferred revenue	—	50,000,000
Net cash (used in) provided by operating activities	(36,444,256)	10,770,366

Investing activities
Sales and maturities of short-term investments	71,295,574	63,497,596
Purchases of short-term investments	(44,306,574)	(50,643,999)
Purchases of equipment and leasehold improvements	(660,693)	(1,161,749)
Net cash provided by investing activities	26,328,307	11,691,848

Financing activities
Proceeds from the exercise of common stock options	20,074	1,751,036
Payments on equipment loan facility	—	(87,580)
Net cash provided by financing activities	20,074	1,663,456

(Decrease) increase in cash and cash equivalents	(10,095,875)	24,125,670
Cash and cash equivalents at beginning of period	87,846,079	82,831,679
Cash and cash equivalents at end of period	$77,750,204	$106,957,349

Supplemental disclosures
Interest paid	$3,435,000	$3,435,000

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.   Organization and Nature of Operations

AtheroGenics, Inc. (“AtheroGenics”) was incorporated on November 23, 1993 (date of inception) in the State of Georgia to focus on the discovery, development and commercialization of novel therapeutics for the treatment of chronic inflammatory diseases, including diabetes, coronary heart disease and organ transplant rejection.

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

3.   Accounts Receivable

Accounts receivable consists of billed and unbilled receivables related to our license and collaboration agreement with AstraZeneca (See Note 4).  Unbilled receivables represent amounts earned, which have not been billed as of the current balance sheet date.  These amounts are typically billed in the month following the delivery of service.  As of June 30, 2007, billed accounts receivable were $3.8 million and unbilled receivables were $12.7 million.

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

In accordance with SAB 104, license fees, which are nonrefundable, are recognized over the period the related license agreements specify that efforts or obligations are required of AtheroGenics.  In February 2006, AtheroGenics received a $50 million license fee in connection with its license and collaboration agreement with AstraZeneca.  The upfront nonrefundable license payment was being recognized on a straight-line basis over the 24-month period that AtheroGenics estimated it was obligated to provide services to the licensee.  In April 2007, AstraZeneca announced that it was ending the license and collaboration agreements and any further obligations required of AtheroGenics.  As such, the remaining balance of approximately $20.8 million in deferred revenue related to the license fee was recognized as revenue in the second quarter of 2007.

During the third quarter of 2006, AstraZeneca separately engaged AtheroGenics to perform FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 plus Usual Care Study), a follow-up Phase III clinical trial for patients who have completed ARISE (Aggressive Reduction of Inflammation Stops Events).  Revenues under the research and development agreement pertaining to FOCUS are recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent.

According to the criteria established by EITF Issue No. 99-19, AtheroGenics is the primary obligor of the agreement because it is responsible for the selection, negotiation, contracting and payment of the third party suppliers.  In addition, any liabilities resulting from the agreement are the responsibility of AtheroGenics.  Research and development revenues are recognized, on a gross basis, as activities are performed under the terms of the related agreement.  Revenues that have not been invoiced are reflected as unbilled receivables as described in the accounts receivable note above.  AtheroGenics has commenced closing FOCUS.  Activities currently in progress will be billed to AstraZeneca in accordance with the agreement.

5.   Restructuring and Impairment Costs

In May 2007, AtheroGenics implemented an organizational restructuring plan that reduced its workforce by approximately 50% to 67 employees.  This action was designed to streamline company operations and was the first step in the strategic plan to continue advancing the development of AGI-1067.  As a result, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, AtheroGenics recorded a charge of approximately $1.0 million in the second quarter of 2007.  As of June 30, 2007, there was $602,000 in accrued compensation related to the reduction in workforce.

In addition to the reduction in workforce, AtheroGenics determined that in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, certain excess laboratory equipment and related leasehold improvements, as well as commercial manufacturing equipment had been impaired.  As AtheroGenics has no assurance that such assets will be utilized, an impairment test was performed in accordance with SFAS No. 144 based on estimates of cash flows associated with the equipment.  AtheroGenics recorded a non-cash impairment charge of approximately $9.0 million in the second quarter of 2007.

6.   Income Tax

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

7.   Net Loss per Share

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

8.   Stock-Based Compensation

AtheroGenics recognizes stock-based compensation in accordance with SFAS 123(R), Share-Based Payment.  Stock-based compensation of $2.2 million and $4.8 million was recorded for the three and six months ended June 30, 2007, respectively, and $2.3 million and $4.3 million for the comparable periods in 2006.  AtheroGenics’ net loss per share was increased by $(0.06) and $(0.12) for stock-based compensation related to stock options for the three and six months ended June 30, 2007, respectively, compared to $(0.06) and $(0.11) for the same periods in 2006.  As of June 30, 2007 and 2006, AtheroGenics has a net operating loss carryforward and therefore no excess tax benefits for tax deductions related to the stock options were recognized.  During the three and six months ended June 30, 2007, AtheroGenics granted 1,049,029 stock options from the 2004 AtheroGenics, Inc. Equity Ownership Plan (“2004 Plan”).  During the three and six months ended June 30, 2006, AtheroGenics granted 306,000 and 1,256,609 stock options, respectively, from the 2004 Plan.

For the three months and six months ended June 30, 2007 and 2006, AtheroGenics calculated a 7.58% and a 6.92% forfeiture rate, respectively, based on historical data.  Expected volatility is based on historical volatility of AtheroGenics’ common stock.  The expected term of the stock options granted is also based on historical data and represents the period of time that stock options granted are expected to be outstanding.  The risk free interest rate is based on the U.S. Treasury rates in effect at the time of the grant for periods corresponding with the expected term of the options.  For stock options granted during the three and six months ended June 30, 2007 and 2006 the following weighted average assumptions were used:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Expected volatility	83.10%	67.79%	83.10%	69.99%
Expected term	3.48 years	5 years	3.48 years	5 years
Risk free interest rate	4.92%	5.04%	4.92%	4.70%
Fair value of grants	$1.42	$8.24	$1.42	$9.40

9.   Convertible Notes Payable

In August 2003, AtheroGenics issued $100.0 million in aggregate principal amount of 4.5% convertible notes due September 1, 2008 with interest payable semi-annually in March and September.  Net proceeds to AtheroGenics were approximately $96.7 million, after deducting expenses and underwriter’s discounts and commissions.  The issuance costs related to the notes are recorded as debt issuance costs and other assets and are being amortized to interest expense over the five-year life of the notes.  The 4.5% convertible notes may be converted at the option of the holder into shares of AtheroGenics common stock prior to the close of business on September 1, 2008 at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, representing a conversion price of approximately $15.34 per share.  In January 2006, AtheroGenics exchanged $14.0 million in aggregate principal amount of the 4.5% convertible notes for approximately 1.1 million shares of AtheroGenics common stock.  In accordance with SFAS No. 84, Induced Conversion of Convertible Debt, this transaction resulted in a non-cash charge of approximately $3.5 million related to the premium paid in excess of the conversion price in order to induce conversion of the notes.  Subsequent to June 30, 2007, as disclosed in Note 11, AtheroGenics exchanged $38.0 million of the 4.5% notes due 2008 for $60.4 million 4.5% notes that will be due in 2011.

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

As of June 30, 2007, AtheroGenics has reserved a total of 13,322,307 shares of common stock for future issuances in connection with the 4.5% convertible notes and the 1.5% convertible notes.  In addition, as of June 30, 2007, there was $1.3 million of accrued interest expense related to the 4.5% notes, which is due September 1, 2007 and $1.2 million of accrued interest expense related to the 1.5% convertible notes, which is due August 1, 2007.

10.   Commitments and Contingencies

Except as set forth below, AtheroGenics' commitments and contingencies have not changed materially from those previously discussed in its Form 10-K.

In March 2006, AtheroGenics and AstraZeneca agreed to purchase certain commercial manufacturing equipment.  The costs were shared equally between AtheroGenics and AstraZeneca subject to a limit on AtheroGenics’ portion as part of the collaboration agreements that were signed in December 2005.  On April 20, 2007, AstraZeneca notified AtheroGenics that it was ending their collaboration to develop and commercialize AGI-1067.  As of June 30, 2007, AtheroGenics had recorded $7.5 million as equipment and leasehold improvements related to its portion of the cost of the equipment and construction.  Due to the termination of the collaboration and the transition of commercial manufacturing activities from AstraZeneca, AtheroGenics determined that the equipment was impaired and the $7.5 million in equipment and leasehold improvements was written off as part of the impairment and restructuring costs.

11.   Subsequent Event

On July 11, 2007, AtheroGenics exchanged $38.0 million in aggregate principal amount of the 4.5% Convertible Notes due 2008 (the “2008 Notes”) with certain holders for $60.4 million in aggregate principal amount of 4.5% Convertible Notes due 2011 (the “2011 Notes”).  The 2011 Notes were issued under an Indenture dated July 11, 2007 between AtheroGenics and The Bank of New York Trust Company of Florida N.A., as Trustee.  This exchange will be accounted for in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, in the third quarter of 2007.

The terms of the 2011 Notes are substantially similar to the 2008 Notes including the same customary default events except that the 2011 Notes will mature in March 2011 as opposed to September 2008.  The 2011 Notes, like the 2008 Notes, bear an interest rate of 4.5%, payable semiannually in arrears on March 1 and September 1.

Like the 2008 Notes, the 2011 Notes are convertible into shares of AtheroGenics common stock (“Shares”) at any time prior to the close of business on the final maturity date, subject to AtheroGenics’ right to redeem the 2011 Notes prior to their maturity.  The initial conversion rate for the 2011 Notes is 65.1890 Shares per $1,000 principal amount of 2011 Notes.  The conversion rate is subject to adjustment in the event of certain transactions, including the payment of stock dividends, subdivision or combination of the Shares and certain tender offers for AtheroGenics’ Shares.  The conversion rate may also be increased at the discretion of AtheroGenics’ board of directors.

Also like the 2008 Notes, AtheroGenics may also be required to redeem the 2011 Notes on an accelerated basis if AtheroGenics defaults on certain other debt obligations or if AtheroGenics common stock or consideration received in exchange for such common stock is not tradable on a national securities exchange or system of automated quotations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read with the financial statements and related footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in AtheroGenics' Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.  The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made.  These risks are set forth in more detail in our Form 10-K for the fiscal year ended December 31, 2006 under the headings “Risk Factors” and “ Forward –Looking Statements” below as well as the risks described in Part II, Item 1A.. “Risk Factors” in this quarterly report on Form 10-Q.  In this report, "AtheroGenics," "we," "us" and "our" refer to AtheroGenics, Inc.

Overview

AtheroGenics is a research-based pharmaceutical company focused on the discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases, including diabetes, coronary heart disease and organ transplant rejection.  We have developed a proprietary vascular protectant, or v-protectant®, technology platform to discover drugs to treat these types of diseases. Based on our v-protectant® platform, we have two clinical stage drug development programs.

AGI-1067 is our v-protectant® candidate that is most advanced in clinical development. AGI-1067 is an investigational drug with demonstrated anti-inflammatory and anti-oxidant properties that is being studied to determine its ability to control blood sugar levels in patients with diabetes.  Diabetes is a chronic, metabolic disease in which the body does not produce or properly use insulin.  Insulin is a hormone that is needed to convert sugar and other food into energy needed for daily life.  Oxidative stress and inflammation play a key role in insulin resistance, impaired insulin secretion and the development of serious complications in patients with diabetes.

In 2003, we initiated a Phase III trial, referred to as ARISE (Aggressive Reduction of Inflammation Stops Events), which was being conducted in cardiac centers in the United States, Canada, the United Kingdom and South Africa.  ARISE evaluated the impact of AGI-1067 on a composite measure of heart disease outcomes, including death due to coronary disease, myocardial infarction, stroke, coronary re-vascularization and unstable angina, and on diabetes in patients who have coronary heart disease.  The study assessed the incremental benefits of AGI-1067 versus the current standard of care therapies in this patient population.  As such, all patients in the trial, including those on placebo, received other appropriate heart disease and diabetes medications, including statins and other cholesterol-lowering therapies, and glycemic control agents.

We completed patient enrollment with more than 6,100 patients in the study.  The ARISE trial results were reported in March 2007 and showed that while AGI-1067 did not show a difference from placebo in the composite primary endpoint, the study did achieve a number of other important predefined endpoints.  These endpoints included a reduction in the composite of “hard” atherosclerotic clinical endpoints, composed of cardiovascular death, resuscitated cardiac arrest, myocardial infarction (heart attack) and stroke.  In a measure of these hard endpoints, AGI-1067 achieved a significant reduction of 19%.  A subgroup analysis indicated that this result was consistent across important sub-populations such as: patients with and without diabetes, and men and women.  There were also improvements in the key diabetes parameters of new onset diabetes and glycemic control.  Patients taking AGI-1067 were 64% less likely to develop new onset diabetes.  Our analysis of the safety data indicated that the most common adverse event was diarrhea-related; however, it did not frequently result in patient discontinuation.  There was also an observed increase in abnormal liver function tests in a small number of patients compared to those on standard of care.  Based on our review to date of the ARISE results, we intend to continue to pursue development of the compound.

In May 2007, we announced that we will conduct ANDES (AGI-1067 as Novel Anti-Diabetic Agent Evaluation Study), a multi-center, double-blind study with 6-month dosing across a range of doses, designed to compare the effects of AGI-1067 versus placebo on glycemic endpoints in subjects with confirmed diabetes mellitus.  The trial was designed to confirm the pre-specified diabetes findings from the ARISE Phase III clinical trial.  Patient enrollment is currently projected to begin in the third quarter of 2007, and the study protocol provides for an interim analysis which we expect to occur by mid-2008.

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

In the second half of 2006, we were engaged by AstraZeneca to conduct FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 plus Usual Care Study).  FOCUS is a follow-up Phase III clinical trial for patients exiting ARISE, designed to collect extended safety information.  AstraZeneca is funding the entire cost of the trial.  Due to the results of the ARISE clinical trial, we have commenced closing the FOCUS clinical trial.

AGI-1096, our second v-protectant® candidate, is a novel antioxidant and selective anti-inflammatory agent that is being developed to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection.  We are working with Astellas Pharma Inc. (“Astellas”) to further develop AGI-1096.  In a Phase I clinical trial investigating the safety and tolerability of oral AGI-1096 in combination with Astellas’ tacrolimus (Prograf®) conducted in healthy volunteers, results indicated that regimens of AGI-1096 administered alone, and concomitant with tacrolimus, were generally well-tolerated, and there were no serious adverse events associated with either regimen during the study.  AGI-1096 has also demonstrated pharmacological activity in certain preclinical studies that were conducted as part of the ongoing collaboration. In February 2006, we announced the extension of our collaboration with Astellas to conduct additional trials, with Astellas funding all development costs during the term of the agreement.  Astellas will also retain the exclusive option to negotiate with us for late stage development and commercial rights to AGI-1096.

The following table provides information regarding our research and development expenses for our major product candidates:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Direct external AGI-1067 costs	$15,168,587	$9,239,454	$25,611,487	$18,626,936
Unallocated internal costs and other programs	7,161,611	7,207,726	16,682,986	14,080,866
Total research and development	$22,330,198	$16,447,180	$42,294,473	$32,707,802

From inception, we have devoted the large majority of our research and development efforts and financial resources to support development of the AGI-1067 product candidate.  Spending for the AGI-1096 program in 2007 and 2006 was funded by our collaborative development partner, Astellas.

Based on the results of the ARISE clinical trial AtheroGenics has developed a new business plan to streamline operations and focus on development of AGI-1067.  As part of the business plan AtheroGenics has implemented the following:

•	announced the focus on diabetes as the next step in the development of AGI-1067 and commenced a new Phase III clinical trial, called ANDES, studying the effect of AGI-1067 in patients with diabetes;

•
reduced AtheroGenics’ near term cash requirements by exchanging $38.0 million of the 4.5% convertible notes due September 2008 for $60.4 million of 4.5% convertible notes that will be due in March 2011;

•	reduced the workforce by approximately 50%, resulting in a staff of 67 employees; and

•	implemented a retention/incentive program for key executive officers and employees.

    The nature, timing and costs of the efforts to complete the successful development of any of our product candidates are highly uncertain and subject to numerous risks, and therefore cannot be accurately estimated.  These risks include the rate of progress and costs of our clinical trials, clinical trial results, cost and timing of regulatory approval and establishing commercial manufacturing supplies.  These risks and uncertainties, and their effect on our operations and financial position, are more fully described in our risk factors included in our Form 10-K for the year ended December 31, 2006, under the headings “Risks Related to Development and Commercialization of Our Product Candidatesand Dependence on Third Parties” and “Risks Related to Regulatory Approval of Our Product Candidates” as well as the risks described in Part II, Item 1A. “Risk Factors” in this quarterly report on Form 10-Q.

We have not derived any commercial revenues from product sales.  We expect to incur significant losses in most years prior to deriving any such product revenue.  We have funded our operations primarily through sales of equity and debt securities.  We have incurred significant losses since we began operations and, as of June 30, 2007, had an accumulated deficit of $380.8 million.  We cannot assure you that we will become profitable.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.  Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances and to manufacture and market our future products.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2007 and 2006

Revenues

Total revenues were $30.3 million and $6.3 million for the three months ended June 30, 2007 and 2006, respectively, and $41.7 million and $10.4 million for the six months end June 30, 2007 and 2006, respectively.  The license fee revenues of $20.8 million and $6.3 million for the three months ended June, 2007 and 2006, respectively, and $27.1 million and $10.4 million for the six months ended June 30, 2007 and 2006, respectively, are attributable to the license and collaboration agreement, effective January 2006, with AstraZeneca for the development and commercialization of AGI-1067.  This amount represents the earned portion of the $50.0 million license fee that was being amortized over 24 months.  In April 2007, AstraZeneca ended the collaboration agreement and any further obligation by AtheroGenics; therefore, the remaining balance of approximately $20.8 million in deferred revenue related to the license fee was recognized as revenue in the second quarter of 2007.  The research and development revenues of $9.4 million and $14.6 million for the three and six months ended June 30, 2007 are for services performed for AstraZeneca related to the FOCUS clinical trial.  The trial began in August 2006 and there were no research and development revenues for the three and six months ended June 30, 2006.  Due to the results of the ARISE clinical trial, AtheroGenics has commenced closing the FOCUS clinical trial.  AtheroGenics will continue to incur costs and to earn revenue associated with FOCUS during the third quarter of 2007.

Expenses

Research and Development.  Research and development expenses increased 36% to $22.3 million for the three months ended June 30, 2007 from $16.4 million for the comparable period in 2006, and 29% to $42.3 million for the six months ended June 30, 2007 from $32.7 million for the comparable period in 2006.  The increase in research and development expenses for the three and six months ended June 30, 2007 is primarily due to costs of the FOCUS clinical trial, which began in the third quarter of 2006, and start-up costs for the ANDES clinical trial.  This increase was partially offset by a decrease in expenses incurred for the ARISE clinical trial, which has been completed.

Marketing, General and Administrative.  Marketing, general and administrative expenses increased 13% to $3.6 million for the three months ended June 30, 2007 from $3.2 million for the comparable period in 2006, and 10% to $7.5 million for the six months ended June 30, 2007 from $6.9 million for the comparable period in 2006.  The increase is primarily due to costs incurred for activities in the marketing department which was formed in the second quarter of 2006.

Restructuring and Impairment Costs.  AtheroGenics implemented a new business plan that involved streamlining company operations and focusing on the development of AGI-1067 in diabetes.  In connection with the new business plan, restructuring and impairment costs of $10.0 million were incurred in the three and six months ended June 30, 2007.  AtheroGenics recorded non-cash impairments for asset write-downs of $9.0 million of which $7.5 million was a result of the termination of the collaboration and transition of commercial manufacturing activities from AstraZeneca.  Included in accrued liabilities is a payment related to the commercial manufacturing equipment of approximately $1.6 million that will be paid to AstraZeneca in the third quarter of 2007.  Other restructuring and impairment costs include severance of approximately $1.0 million associated with the reduction in workforce and asset impairment costs of approximately $1.5 million for certain excess laboratory equipment and leasehold improvements that were recorded in the second quarter.

Interest Income

Interest income is primarily comprised of income earned on our cash and short-term investments.  Interest income decreased 33% to $1.6 million for the three months ended June 30, 2007 from $2.4 million for the comparable period in 2006, and 24% to $3.5 million for the six months ended June 30, 2007 from $4.6 million for the comparable period in 2006.  The decrease for the three and six months ended June 30, 2007 is due to the lower balance of cash and short-term investment funds than in the comparable period in 2006.

Interest Expense

Interest expense is primarily comprised of interest expense related to the 4.5% convertible notes and the 1.5% convertible notes.  Interest expense was $2.1 million for the three months ended June 30, 2007 and 2006 and $4.2 million for the six months ended June 30, 2007 and 2006.

Other Expense

Other expense was $3.5 million for the six months ended June 30, 2006 which reflected non-cash expense related to the exchange of $14.0 million of AtheroGenics’ 4.5% convertible notes for common stock in January 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of equity securities and convertible notes.  At June 30, 2007, we had cash, cash equivalents and short-term investments of $114.7 million, compared with $151.8 million at December 31, 2006.  Working capital at June 30, 2007 was $110.7 million, compared to $118.8 million at December 31, 2006.  The decrease in cash, cash equivalents and short-term investments and working capital for the six months ended June 30, 2007 is due to the use of funds for operating purposes and capital equipment purchases.

Net cash used in operating activities was $36.4 million for the six months ended June 30, 2007 compared to net cash provided by operating activities of $10.8 million for the six months ended June 30, 2006.  The net cash used in operating activities for the six months ended June 30, 2007 is principally due to cash used to fund our operating activities, including the expenditures for the close-out of ARISE, the close-out of FOCUS and the start-up of ANDES, including the increase in accounts receivable due to expenses incurred for FOCUS that are reimbursable by AstraZeneca.  The net cash provided by operating activities for the six months ended June 30, 2006 was principally due to the $50 million license fee received from AstraZeneca, partially offset by cash used to fund our operating activities including ARISE and our other ongoing product development programs.  Direct external development costs for ANDES are expected to be approximately $20 million through the end of 2008.

Net cash provided by investing activities was $26.3 million for the six months ended June 30, 2007 compared to net cash provided by investing activities of $11.7 million for the six months ended June 30, 2006.  Net cash provided by investing activities for the six months ended June 30, 2007 and 2006 consisted primarily of the net sales of short-term investments, partially offset by the purchases of equipment and leasehold improvements.

Net cash provided by financing activities was $20,074 for the six months ended June 30, 2007 compared to $1.7 million for the six months ended June 30, 2006.  Net cash provided by financing activities for the six months ended June 30, 2007 and 2006 consisted primarily of the proceeds received upon exercise of common stock options.

In August 2003, we issued $100 million in aggregate principal amount of 4.5% convertible notes due 2008 through a Rule 144A private placement to qualified institutional buyers.  These notes initially are convertible into our common stock at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately $15.34 per share.  Net proceeds were approximately $96.7 million.  Interest on the 4.5% convertible notes is payable semi-annually in arrears on March 1 and September 1.  In January 2006, we exchanged $14.0 million in aggregate principal amount of the 4.5% convertible notes for 1,085,000 shares of our common stock.  From time to time, we may enter into additional exchange offers and/or purchases of these notes.  As of June 30, 2007, we have recorded $1.3 million of accrued interest expense related to the 4.5% notes, which is due September 1, 2007.  Subsequent to June 30, 2007, we exchanged $38.0 million of the 4.5% notes due 2008 for $60.4 million of 4.5% notes that will be due in 2011.  The difference between the principal amount and the initial fair value of the debt will be accreted up to the face amount as additional interest expense over the remaining life of the new convertible notes.

In January 2005, we issued $200 million in aggregate principal amount of 1.5% convertible notes due 2012 through a Rule 144A private placement to qualified institutional buyers.  These notes are convertible into shares of our common stock at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, or approximately $25.92 per share.  Interest on the 1.5% convertible notes is payable semi-annually in arrears on February 1 and August 1.  Net proceeds were approximately $193.6 million.  As of June 30, 2007, we have recorded $1.2 million of accrued interest expense related to the 1.5% notes, which is due August 1, 2007.

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

•
 if our common stock is no longer traded on a national securities exchange or system of automated quotations, the holders of our convertible notes have the right to require us to immediately repay amounts outstanding   under such notes, together with accrued interest up to such date; and

•	the extent to which we acquire or invest in businesses, products and technologies.

We have historically accessed the capital markets from time to time to raise adequate funds for operating needs and cash reserves.  Although we believe we have adequate cash for at least the next 12 months, we may access capital markets when we believe market conditions or company needs merit doing so.  However, there can be no assurance we will have access to capital on terms acceptable to us or at all.

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

The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	our inability to commercialize AGI-1067 following the release of the ARISE Phase III clinical trial results;

•	the ability of AGI-1067 to treat diabetes and other diseases;

•
if our common stock is no longer traded on a national securities exchange or system of automated quotations, the holders of our convertible notes have the right to require us to immediately repay amounts outstanding under such notes, together with accrued interest up to such date;

•	AGI-1096 may fail in clinical trials;

•	our ability to generate positive cash flow in light of our history of operating losses;

•	our inability to obtain additional financing on satisfactory terms, which could preclude us from developing or marketing our products;

•	our ability to successfully develop our other product candidates;

•	our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;

•	possible delays in our clinical trials;

•	our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates;

•	our need to comply with applicable regulatory requirements in the manufacture and distribution of our products to avoid incurring penalties that my inhibit our ability to commercialize our product;

•	our ability to protect adequately or enforce our intellectual property rights or secure rights to third party patents;

•	the ability of our competitors to develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates;

•	third parties' failure to synthesize and manufacture our product candidates, which could delay our clinical trials or hinder our commercialization prospects;

•	our ability to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions;

•	our ability to attract, retain and motivate skilled personnel and cultivate key academic collaborations;

•	our ability to obtain an adequate level of reimbursement or acceptable prices for our products;

•	we may face product liability lawsuits which may cause us to incur substantial financial loss or we may be unable to obtain future product liability insurance at reasonable prices, if at all, either of which could diminish our ability to commercialize our future products; and

•	our ability to repay $48 million principal amount on the 4.5% convertible notes due September 1, 2008;
and

•	the conversion of our convertible notes would dilute the ownership interest of existing shareholders
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

           Although we currently meet the standards for continued listing on the Nasdaq Global Market, or Nasdaq, we may be unable to continue to meet these standards in the future.  Failure to continue to be listed on

Nasdaq or another national securities exchange would give the holders of our convertible notes the right to require us to immediately repay amounts outstanding under such notes.

If our convertible notes become due prior to maturity, our ability to repay such notes and to continue to finance our operations and continue as a going concern will be materially adversely effected. In any such case, we would attempt to refinance or otherwise restructure our existing obligations and/or take other remedial actions.

           Our business is heavily dependent on AGI-1067.  If we are unable to commercialize this product or are unsuccessful in completing our ANDES trial our business will be materially adversely effected.

In May 2007, we announced that we intended to conduct ANDES (AGI-1067 as Novel Anti-Diabetic Agent Evaluation Study), a multi-center, double-blind study with 6-month dosing across a range of doses, designed to compare the effects of AGI-1067 versus placebo on glycemic endpoints in subjects with confirmed Type 2 diabetes mellitus.  AGI-1067 could fail in the ANDES trial if we are unable to show that it is effective or if it causes unacceptable side effects in the patients we treated.  The failure of AGI-1067 in the ANDES trial to meet its endpoint would have a material adverse effect on our business.  If we are not successful in commercializing AGI-1067, or are significantly delayed or limited in doing so, our business will be materially harmed.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 17, 2007.  At the annual meeting, the shareholders of AtheroGenics, (1) elected three Class I directors to serve until the 2010 Annual Meeting of Shareholders and (2) ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

We had 39,467,927 shares of common stock outstanding on March 16, 2007, the record date of the annual meeting.  At the annual meeting, we had 29,862,146 shares of common stock present in person or represented by proxy for the two proposals indicated above.  The following sets forth detailed information regarding the results of the voting at the annual meeting.

Proposal 1.                      Election of three Class I directors

Name of Nominee	No. of Votes For	No. of Votes Withheld

David Bearman	29,646,733	215,413
Vaughn D. Bryson	29,323,810	538,336
T. Forcht Dagi, M.D.	29,643,533	218,613

Proposal 2.                      Ratification of the appointment of independent registered public accounting firm

No. of Votes For	No. of Votes Against	Abstention

29,675,558	145,108	41,480

Item 6.  Exhibits

Exhibits

Exhibit 31.1	-	Certifications of Chief Executive Officer under Rule 13a-14(a).

Exhibit 31.2	-	Certifications of Chief Financial Officer under Rule 13a-14(a).

Exhibit 32	-	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHEROGENICS, INC.

Date: August 9, 2007	/s/MARK P. COLONNESE
Mark P. Colonnese
Executive Vice President, Commercial Operations and
Chief Financial Officer