Form 10-Q
period 2007-09-30
ATHEROGENICS INC
filed 2007-11-09
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 7, 2007 there were 39,518,492 shares of the registrant's common stock outstanding.

_________________________

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Condensed Financial Statements (unaudited)

Condensed Balance Sheets
September 30, 2007 and December 31, 2006	1

Condensed Statements of Operations
Three and nine months ended September 30, 2007 and 2006	2

Condensed Statements of Cash Flows
Nine months ended September 30, 2007 and 2006	3

Notes to Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1A. Risk Factors	15

Item 6. Exhibits	15

SIGNATURES	16

        i

PART I. – FINANCIAL INFORMATION

Item 1.  Financial Statements

ATHEROGENICS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$82,214,256	$87,846,079
Short-term investments	19,201,522	63,964,860
Accounts receivable	7,482,973	6,537,892
Prepaid expenses	3,434,112	4,038,419
Interest receivable	232,671	643,097
Total current assets	112,565,534	163,030,347

Equipment and leasehold improvements, net of accumulated depreciation
and amortization	2,563,729	9,684,965
Debt issuance costs and other assets	4,286,145	5,624,352
Total assets	$119,415,408	$178,339,664

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$5,069,085	$3,183,511
Accrued research and development	3,503,704	11,263,164
Accrued interest	906,538	2,540,000
Accrued compensation	1,525,287	1,465,644
Accrued and other liabilities	607,632	791,661
Current portion of deferred revenue	1,554,369	25,000,000
Current portion of convertible notes payable	48,000,000	—
Total current liabilities	61,166,615	44,243,980

Convertible notes payable, net of current portion	238,980,424	286,000,000
Long-term portion of deferred revenue	—	2,083,333

Shareholders' deficit:
Preferred stock, no par value: Authorized—5,000,000 shares	—	—
Common stock, no par value:
Authorized—100,000,000 shares; issued and outstanding —
39,518,492 and 39,452,927 shares at September 30, 2007
and December 31, 2006, respectively	214,108,950	207,388,894
Warrants	613,021	613,021
Accumulated deficit	(395,464,018)	(361,997,246)
Accumulated other comprehensive gain	10,416	7,682
Total shareholders' deficit	(180,731,631)	(153,987,649)
Total liabilities and shareholders' deficit	$119,415,408	$178,339,664

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
License fees	$—	$6,250,000	$27,083,333	$16,666,667
Research and development	7,438,867	4,042,683	22,075,490	4,042,683
Total revenues	7,438,867	10,292,683	49,158,823	20,709,350

Operating expenses:
Research and development	16,818,119	21,806,971	59,112,592	54,514,773
Marketing, general and administrative	3,086,868	3,111,042	10,619,566	9,990,244
Restructuring and impairment costs	—	—	9,996,332	—
Total operating expenses	19,904,987	24,918,013	79,728,490	64,505,017

Operating loss	(12,466,120)	(14,625,330)	(30,569,667)	(43,795,667)
Interest income	1,310,322	2,391,460	4,798,125	6,998,118
Interest expense	(3,519,669)	(2,139,450)	(7,695,230)	(6,335,565)
Other expense	—	—	—	(3,521,236)
Net loss	$(14,675,467)	$(14,373,320)	$(33,466,772)	$(46,654,350)

Net loss per share –
basic and diluted	$(0.37)	$(0.36)	$(0.85)	$(1.19)

Weighted average shares
outstanding – basic and diluted	39,515,014	39,451,933	39,493,974	39,359,938

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2007	2006

Operating activities
Net loss	$(33,466,772)	$(46,654,350)
Adjustments to reconcile net loss to net cash
used in operating activities:
Asset impairment costs	9,005,153	—
Amortization of deferred revenue	(27,083,333)	(16,666,667)
Stock-based compensation	6,696,982	6,724,633
Amortization of debt issuance costs	1,338,207	1,112,888
Amortization of discount on 4.5% convertible notes due 2011	980,424	—
Depreciation and amortization	710,357	688,295
Loss on debt conversion	—	3,521,236
Changes in operating assets and liabilities:
Accounts receivable	(945,081)	(6,795,305)
Prepaid expenses	604,307	(2,579,841)
Interest receivable	410,426	171,989
Accounts payable	1,885,574	1,072,796
Accrued research and development	(7,759,460)	3,191,959
Accrued interest	(1,633,462)	(1,649,250)
Accrued compensation	59,643	(1,372,127)
Accrued and other liabilities	(184,029)	(570,750)
Deferred revenue	1,554,369	50,000,000
Net cash used in operating activities	(47,826,695)	(9,804,494)

Investing activities
Sales and maturities of short-term investments	104,729,736	105,425,992
Purchases of short-term investments	(59,963,664)	(76,895,985)
Purchases of equipment and leasehold improvements	(2,594,274)	(2,502,930)
Net cash provided by investing activities	42,171,798	26,027,077

Financing activities
Proceeds from the exercise of common stock options	23,074	1,762,357
Payments on equipment loan facility	—	(87,580)
Net cash provided by financing activities	23,074	1,674,777

(Decrease) increase in cash and cash equivalents	(5,631,823)	17,897,360
Cash and cash equivalents at beginning of period	87,846,079	82,831,679
Cash and cash equivalents at end of period	$82,214,256	$100,729,039

Supplemental disclosures
Interest paid	$7,010,062	$6,871,927

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

3.   Accounts Receivable

Accounts receivable consists of billed and unbilled receivables related to our license and collaboration agreement with AstraZeneca (See Note 4).  Unbilled receivables represent amounts earned, which have not been billed as of the current balance sheet date.  These amounts are typically billed in the month following the delivery of service.  As of September 30, 2007, billed accounts receivable were $5.0 million and unbilled receivables were $2.5 million.

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

According to the criteria established by EITF Issue No. 99-19, AtheroGenics is the primary obligor of the agreement because it is responsible for the selection, negotiation, contracting and payment of the third party suppliers.  In addition, any liabilities resulting from the agreement are the responsibility of AtheroGenics.  Research and development revenues are recognized, on a gross basis, as activities are performed under the terms of the related agreement.  Revenues that have not been invoiced are reflected as unbilled receivables as described in the accounts receivable note above.  Payments received from AstraZeneca, related to FOCUS, for activities not completed are recorded as deferred revenue.  AtheroGenics has commenced closing FOCUS.  Activities currently in progress will be billed to AstraZeneca in accordance with the agreement.

5.   Restructuring and Impairment Costs

In May 2007, AtheroGenics implemented an organizational restructuring plan that reduced its workforce by approximately 50% to 67 employees.  This action was designed to streamline company operations and was the first step in the strategic plan to continue advancing the development of AGI-1067.  As a result, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, AtheroGenics recorded a charge of approximately $1.0 million for severance in the second quarter of 2007.  As of September 30, 2007, there was $111,000 remaining in accrued compensation related to the reduction in workforce.

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

8.   Stock-Based Compensation

AtheroGenics recognizes stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.  Stock-based compensation of $1.9 million and $6.7 million was recorded for the three and nine months ended September 30, 2007, respectively, and $2.4 million and $6.7 million for the comparable periods in 2006.  AtheroGenics’ net loss per share was increased by $(0.05) and $(0.17) for stock-based compensation related to stock options for the three and nine months ended September 30, 2007, respectively, compared to $(0.06) and $(0.17) for the same periods in 2006.  As of September 30, 2007 and 2006, AtheroGenics has a net operating loss carryforward and therefore no excess tax benefits for tax deductions related to the stock options were recognized.  During the three and nine months ended September 30, 2007, AtheroGenics granted 38,100 and 1,087,129 stock options, respectively, from the 2004 AtheroGenics, Inc. Equity Ownership Plan (“2004 Plan”).  During the three and nine months ended September 30, 2006, AtheroGenics granted 143,500 and 1,400,109 stock options, respectively, from the 2004 Plan.

For the three months and nine months ended September 30, 2007 and 2006, AtheroGenics calculated a forfeiture rate of 8.65% and 6.44%, respectively, based on historical data.  Expected volatility is based on historical volatility of AtheroGenics’ common stock.  The expected term of the stock options granted is also based on historical data and represents the period of time that stock options granted are expected to be outstanding.  The risk free interest rate is based on the U.S. Treasury rates in effect at the time of the grant for periods corresponding with the expected term of the options.  For stock options granted during the three and nine months ended September 30, 2007 and 2006 the following weighted average assumptions were used:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Expected volatility	76.45%	66.37%	82.86%	69.62%
Expected term	5 years	5 years	3.5 years	5 years
Risk free interest rate	4.54%	4.67%	4.91%	4.70%
Fair value of grants	$1.10	$7.98	$1.41	$9.26

9.   Convertible Notes Payable

In August 2003, AtheroGenics issued $100.0 million in aggregate principal amount of 4.5% convertible notes due September 1, 2008 (the "2008 Notes") with interest payable semi-annually in March and September.  Net proceeds to AtheroGenics were approximately $96.7 million, after deducting expenses and underwriters’ discounts and commissions.  The issuance costs related to the notes are recorded as debt issuance costs and other assets and are being amortized to interest expense over the five-year life of the notes.  The 4.5% convertible notes may be converted at the option of the holder into shares of AtheroGenics common stock prior to the close of business on September 1, 2008 at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, representing a conversion price of approximately $15.34 per share.

In January 2006, AtheroGenics exchanged $14.0 million in aggregate principal amount of the 2008 Notes for approximately 1.1 million shares of AtheroGenics common stock.  In accordance with SFAS No. 84, Induced Conversion of Convertible Debt, this transaction resulted in a non-cash charge of approximately $3.5 million related to the premium paid in excess of the conversion price in order to induce conversion of the notes.

On July 11, 2007, AtheroGenics exchanged $38.0 million in aggregate principal amount of the 2008 Notes with certain holders for $60.4 million in aggregate principal amount of 4.5% Convertible Notes due 2011 (the “2011 Notes”).  The 2011 Notes were issued under an Indenture dated July 11, 2007 between AtheroGenics and The Bank of New York Trust Company of Florida N.A., as Trustee.  This exchange was accounted for in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.  The $22.4 million difference between the principal amount and the initial fair value of the 2011 Notes, the discount, will be accreted up to the face amount of $60.4 million as additional interest expense over the remaining life of the new convertible notes.  The effective interest rate on the notes is 18.6% and as of September 30, 2007, the remaining balance of the discount on these notes was approximately $21.4 million.

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

Also like the 2008 Notes, AtheroGenics may be required to redeem the 2011 Notes on an accelerated basis if AtheroGenics defaults on certain other debt obligations or if AtheroGenics common stock or consideration received in exchange for such common stock is not tradable on a national securities exchange or system of automated quotations.

In January 2005, AtheroGenics issued $200.0 million in aggregate principal amount of 1.5% convertible notes due February 1, 2012 (the “2012 Notes”) with interest payable semi-annually in February and August.  Net proceeds to AtheroGenics were approximately $193.6 million, after deducting expenses and underwriters' discounts and commissions.  The issuance costs related to the notes are recorded as debt issuance costs and other assets and are being amortized to interest expense over the seven-year life of the notes.  The 2012 Notes are convertible into shares of common stock, at the option of the holder, at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, which represents a conversion price of approximately $25.92 per share.

The conversion rate for all of the notes is subject to adjustment for stock dividends and other dilutive transactions.  In addition, AtheroGenics’ Board of Directors may, to the extent permitted by applicable law, increase the conversion rate provided that the Board of Directors has determined that such increase is in the best interest of AtheroGenics and such increase remains effective for a period of at least twenty days.  AtheroGenics may also be required to redeem the notes on an accelerated basis if AtheroGenics defaults on certain other debt obligations or if AtheroGenics common stock or consideration received in exchange for such common stock is not tradable on a national securities exchange or system of automated quotations.

As of September 30, 2007, AtheroGenics has reserved a total of 14,783,193 shares of common stock for future issuances in connection with all of the convertible notes.  In addition, as of September 30, 2007, there was approximately $407,000 of accrued interest expense related to the 2008 and 2011 Notes, which is due March 1, 2008, and $500,000 of accrued interest expense related to the 2012 Notes, which is due February 1, 2008.

The following table summarizes our convertible notes as of September 30, 2007:

2008 Notes	$ 48,000,000

2011 Notes	60,410,000
2012 Notes	200,000,000
Face value of convertible notes	260,410,000
Discount on the 2011 Notes	(21,429,576)
Total 2011 Notes and 2012 Notes	$ 238,980,424

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

AGI-1067 is our v-protectant® candidate that is most advanced in clinical development. AGI-1067 is an investigational drug with demonstrated anti-inflammatory and anti-oxidant properties that is being investigated to determine its ability to control blood sugar levels in patients with diabetes and to reduce clinical events in patients with cardiovascular disease.  Diabetes is a chronic, metabolic disease in which the body does not produce or properly use insulin.  Insulin is a hormone that is needed to convert sugar and other food into energy needed for daily life.  Oxidative stress and inflammation are believed to play a key role in insulin resistance, impaired insulin secretion and the development of serious complications, including cardiovascular events, in patients with diabetes.

In 2003, we initiated a Phase III trial, referred to as ARISE (Aggressive Reduction of Inflammation Stops Events), which was conducted in cardiac centers in the United States, Canada, the United Kingdom and South Africa.  ARISE evaluated the impact of AGI-1067 on a composite measure of heart disease outcomes, including death due to coronary disease, myocardial infarction (heart attack), stroke, coronary re-vascularization and unstable angina, and on diabetes in patients who have coronary heart disease.  The study assessed the incremental benefits of AGI-1067 versus the current standard of care therapies in this patient population.  As such, all patients in the trial, including those on placebo, received other appropriate heart disease and diabetes medications, including statins and other cholesterol-lowering therapies, and glycemic control agents.

We completed patient enrollment with more than 6,100 patients in the study.  The ARISE trial results were reported in March 2007 and showed that while AGI-1067 did not show a difference from placebo in the composite primary endpoint, the study did achieve a number of other important predefined endpoints.  These endpoints included a reduction in the composite of “hard” atherosclerotic clinical endpoints, composed of cardiovascular death, resuscitated cardiac arrest, myocardial infarction and stroke.  In a measure of these hard endpoints, AGI-1067 achieved a significant reduction of 19%.  A subgroup analysis indicated that this result was consistent across important sub-populations such as: patients with and without diabetes, and men and women.  There were also improvements in the key diabetes parameters of new onset diabetes and glycemic control.  Patients taking AGI-1067 were 63% less likely to develop new onset diabetes.  Our analysis of the safety data indicated that the most common adverse event was diarrhea-related; however, it did not frequently result in patient discontinuation.  There was also an observed increase in abnormal liver function tests in a small number of patients compared to those on standard of care.  Based on our review to date of the ARISE results, we intend to continue to pursue development of the compound, initially as a diabetes medication and will continue to evaluate associated safety data.  We expect that two controlled registration studies in patients with diabetes will be required to submit a New Drug Application (NDA) for marketing approval.  There can ultimately be no assurance that these studies will be successful or that the Food and Drug Administration (FDA) will ultimately accept or approve an NDA.

In August 2007, we commenced the first registration study called ANDES (AGI-1067 as Novel Anti-Diabetic Agent Evaluation Study), a multi-center, double-blind study with 6-month dosing using three doses, designed to compare the effects of AGI-1067 versus placebo on glycemic endpoints in subjects with confirmed diabetes mellitus.  The trial was designed to confirm the pre-specified diabetes findings from the ARISE Phase III clinical trial.  In November 2007, after discussions with the FDA, we decided to discontinue the 300 mg dose of AGI-1067 in ANDES based on further review of the overall risk/benefit profile observed in the ARISE clinical trial.  The ANDES trial will continue with the two other doses being studied, 75 mg and 150 mg.  Patient enrollment began in the third quarter of 2007 and is expected to be completed by the end of 2007. The study protocol provides for an interim analysis which we expect to occur by mid-2008. We believe that ANDES will serve as one of the registration studies needed for an NDA submission, and that at least one additional trial will be required.

In 2005, we announced a license and collaboration agreement with AstraZeneca for the global development and commercialization of AGI-1067.  Under the terms of the agreement, we received an upfront non-refundable license fee of $50 million.  On April 20, 2007, AstraZeneca notified us that pursuant to the terms of the agreement, it was ending the collaboration.  The agreement was terminated in July 2007.

In the second half of 2006, we were engaged by AstraZeneca to conduct FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 plus Usual Care Study).  FOCUS is a follow-up Phase III clinical trial for patients exiting ARISE, designed to collect extended safety information.  Pursuant to the terms of our license agreement, AstraZeneca is responsible for funding the entire cost of the trial, which is being concluded.

AGI-1096, our second v-protectant® candidate, is a novel antioxidant and selective anti-inflammatory agent that is being developed to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection.  We have been working with Astellas Pharma Inc. (“Astellas”) to further develop AGI-1096, with Astellas funding the costs for development activities under the agreement.  Astellas has an exclusive option to negotiate with us for late stage development and commercial rights to AGI-1096.  In a Phase I clinical trial investigating the safety and tolerability of oral AGI-1096 in combination with Astellas’ tacrolimus (Prograf®) conducted in healthy volunteers, results indicated that regimens of AGI-1096 administered alone, and concomitant with tacrolimus, were generally well-tolerated, and there were no serious adverse events associated with either regimen during the study.  Astellas has informed us that they have completed their current development activities and do not presently have further development plans.

The following table provides information regarding our research and development expenses for our major product candidates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Direct external AGI-1067 costs	$14,106,187	$12,256,126	$44,351,188	$31,930,434
Unallocated internal costs and other programs	2,711,932	9,550,845	14,761,404	22,584,339
Total research and development	$16,818,119	$21,806,971	$59,112,592	$54,514,773

From inception, we have devoted the large majority of our research and development efforts and financial resources to support development of the AGI-1067 product candidate.  Spending for the AGI-1096 program in 2007 and 2006 was funded by our collaborative development partner, Astellas.

Based on the results of the ARISE clinical trial, AtheroGenics has developed a new business plan to streamline operations and focus on development of AGI-1067.  In May 2007, as part of the strategic plan AtheroGenics implemented the following:

•	announced the focus on diabetes as the next step in the development of AGI-1067 and commenced a new Phase III clinical trial, called ANDES, studying the effect of AGI-1067 in patients with diabetes;

•
reduced AtheroGenics’ near term cash requirements by exchanging $38.0 million of the 4.5% convertible notes due September 2008 (2008 Notes) for $60.4 million of 4.5% convertible notes that will be due in March 2011 (2011 Notes);

•	reduced the workforce by approximately 50%, resulting in a staff of 67 employees; and

•	implemented a retention/incentive program for key executive officers and employees.

The nature, timing and costs of the efforts to complete the successful development of any of our product candidates are highly uncertain and subject to numerous risks, and therefore cannot be accurately estimated.  These risks include the rate of progress and costs of our clinical trials, evolving regulatory requirements, clinical trial results, cost and timing of regulatory approval and establishing commercial manufacturing supplies.  These risks and uncertainties, and their effect on our operations and financial position, are more fully described in our risk factors included in our Form 10-K for the year ended December 31, 2006, under the headings “Risks Related to Development and Commercialization of Our Product Candidatesand Dependence on Third Parties” and “Risks Related to Regulatory Approval of Our Product Candidates” as well as the risks described in this quarterly report on Form 10-Q.

We have not derived any commercial revenues from product sales.  We expect to incur significant losses in most years prior to deriving any such product revenue.  We have funded our operations primarily through sales of equity and debt securities.  We have incurred significant losses since we began operations and, as of September 30, 2007, had an accumulated deficit of $395.5 million.  We cannot assure you that we will become profitable.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.  Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances and to manufacture and market our future products.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2007 and 2006

Revenues

Total revenues were $7.4 million and $10.3 million for the three months ended September 30, 2007 and 2006, respectively, and $49.2 million and $20.7 million for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in revenue for the three months ended September 30, 2007 is primarily due to the absence of license fee revenues, related to the AGI-1067 license agreement with AstraZeneca, compared to the $6.3 million of license revenue for the comparable period in 2006.  The increase in license fee revenues to $27.1 million for the nine months ended September 30, 2007 from $16.7 million in the comparable period in 2006, reflects the recognition of the unamortized balance of the upfront license fee from AstraZeneca, due to the termination of the agreement in April 2007.  Research and development revenues increased to $22.1 million for the nine months ended September 30, 2007 from $ 4.0 million for the comparable prior year period.  The revenues in both periods are for services performed for AstraZeneca related to the FOCUS clinical trial, which began in August 2006.  Due to the results of the ARISE clinical trial, AtheroGenics commenced closing the FOCUS clinical trial.  AtheroGenics will continue to incur costs and to earn revenue associated with FOCUS during the fourth quarter of 2007.

Expenses

Research and Development.  Research and development expenses were $16.8 million and $21.8 million for the three months ended September 30, 2007 and 2006, respectively, and $59.1 million and $54.5 million for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in research and development expenses for the three months ended September 30, 2007 is primarily due to lower costs incurred for the ARISE clinical trial, which was completed in the first half of 2007, and reduced staff costs as a result of the organizational restructuring in the second quarter of 2007.  The increase in research and development expense for the nine months ended September 30, 2007 is primarily due to costs of the FOCUS clinical trial, which began in the third quarter of 2006, and start-up costs for the ANDES clinical trial.  This increase was partially offset by a decrease in expenses for the ARISE clinical trial.

Marketing, General and Administrative.  Marketing, general and administrative expenses were $3.1 million for the three months ended September 30, 2007 and 2006, and $10.6 million and $10.0 million for the nine months ended September 30, 2007 and 2006, respectively.  The increase in the nine months ended September 30, 2007 was primarily due to higher staff-related costs.

Restructuring and Impairment Costs.  AtheroGenics implemented a new business plan that involved streamlining company operations and focusing on the development of AGI-1067 in diabetes.  In connection with the new business plan, restructuring and impairment costs of $10.0 million were incurred in the nine months ended September 30, 2007.  AtheroGenics recorded non-cash asset write-downs of $7.5 million as a result of the termination of the collaboration and transition of commercial manufacturing activities from AstraZeneca.  Other restructuring and impairment costs include severance of approximately $1.0 million associated with the reduction in workforce and asset impairment costs of approximately $1.5 million for certain excess laboratory equipment and leasehold improvements that were recorded in the second quarter.

Interest Income

Interest income is primarily comprised of income earned on our cash and short-term investments.  Interest income decreased to $1.3 million for the three months ended September 30, 2007 from $2.4 million for the comparable period in 2006, and to $4.8 million for the nine months ended September 30, 2007 from $7.0 million for the comparable period in 2006.  The decrease for the three and nine months ended September 30, 2007 was due to the lower balance of cash and short-term investment funds than in the comparable period in 2006.

Interest Expense

Interest expense is primarily comprised of interest expense related to our convertible notes.  Interest expense increased to $3.5 million for the three months ended September 30, 2007 from $2.1 million for the comparable period in 2006, and to $7.7 million for the nine months ended September 30, 2007 from $6.3 million for the comparable period in 2006.  This increase in both periods is due to the write-off of debt issuance costs of approximately $282,000 related to the $38.0 million of the 2008 Notes that were exchanged for $60.4 million of the 2011Notes, as well as additional interest of $604,000 and accretion of the discount of $980,000 for the newly issued notes.

Other Expense

Other expense was $3.5 million for the nine months ended September 30, 2006 which reflected non-cash expense related to the exchange of $14.0 million of AtheroGenics’ 2008 Notes for common stock in January 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of equity securities and convertible notes.  At September 30, 2007, we had cash, cash equivalents and short-term investments of $101.4 million, compared with $151.8 million at December 31, 2006.  Working capital at September 30, 2007 was $51.4 million, compared to $118.8 million at December 31, 2006.  The decrease in cash, cash equivalents and short-term investments and working capital for the nine months ended September 30, 2007 is due to the use of funds for operating purposes and capital equipment purchases, and the current portion of the 2008 Notes.

Net cash used in operating activities was $47.8 million for the nine months ended September 30, 2007 compared to $9.8 million for the nine months ended September 30, 2006.  The net cash used in operating activities for the nine months ended September 30, 2007 was principally for expenditures related to the close-out of ARISE, the close-out of FOCUS and the start-up of ANDES, including the increase in accounts receivable due to expenses incurred for FOCUS that are reimbursable by AstraZeneca.  The net cash used in operating activities for the nine months ended September 30, 2006 was principally for ARISE and our other ongoing product development programs, partially offset by the $50 million license fee received from AstraZeneca.  Direct external development costs for ANDES are expected to be approximately $20 million through the end of 2008.

Net cash provided by investing activities was $42.2 million for the nine months ended September 30, 2007 compared to $26.0 million for the nine months ended September 30, 2006.  Net cash provided by investing activities for the nine months ended September 30, 2007 and 2006 consisted primarily of the net sales of short-term investments, partially offset by the purchases of equipment and leasehold improvements.

Net cash provided by financing activities was $23,074 for the nine months ended September 30, 2007 compared to $1.7 million for the nine months ended September 30, 2006.  Net cash provided by financing activities in both periods consisted primarily of the proceeds received upon exercise of common stock options.

In August 2003, we issued $100 million in aggregate principal amount of 2008 Notes through a Rule 144A private placement to qualified institutional buyers.  These notes initially are convertible into our common stock at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately $15.34 per share.  Net proceeds were approximately $96.7 million.  Interest on the 2008 Notes is payable semi-annually in arrears on March 1 and September 1.  In January 2006, we exchanged $14.0 million in aggregate principal amount of the 2008 Notes for 1,085,000 shares of our common stock.  In July 2007, we exchanged $38.0 million of the 2008 Notes for $60.4 million of 2011 Notes.  The $22.4 million difference between the principal amount and the initial fair value of the debt, the discount, will be accreted up to the face amount as additional interest expense over the remaining life of the 2011 Notes.  As of September 30, 2007, the remaining balance of the discount on these notes was approximately $21.4 million.  In addition, as of September 30, 2007, we have recorded $407,000 of accrued interest expense related to the 2008 and 2011 Notes, which is due March 1, 2008.  From time to time, we may enter into additional exchange offers and/or purchases of these notes.

In January 2005, we issued $200 million in aggregate principal amount of 1.5% convertible notes due 2012 (2012 Notes) through a Rule 144A private placement to qualified institutional buyers.  These notes are convertible into shares of our common stock at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, or approximately $25.92 per share.  Interest on the 2012 Notes is payable semi-annually in arrears on February 1 and August 1.  Net proceeds were approximately $193.6 million.  As of September 30, 2007, we have recorded $500,000 of accrued interest expense related to the 2012 Notes, which is due February 1, 2008.

The following table summarizes our long-term contractual obligations as of September 30, 2007:

	Payments Due by Period
	Total	2007	2008-2009	2010-2011	Thereafter
Contractual obligations
Operating leases	$1,790,093	$341,837	$1,446,501	$1,755	$—
Convertible notes	308,410,000	—	48,000,000	60,410,000	200,000,000
Interest on convertible notes	25,174,175	—	13,596,900	10,077,675	1,500,000
Total contractual obligations	$335,374,668	$341,837	$63,043,401	$70,489,430	$201,500,000

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and short-term investments will be adequate to satisfy our capital needs for at least the next 12 months.  However, our actual capital requirements will depend on many factors, including the following:

•	the scope and results of our research, preclinical and clinical development activities;

•	the evolving requirements for, timing of, and the costs involved in, obtaining regulatory approvals;

•	the timing of, and the costs involved in, transitioning the AstraZeneca collaboration;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs;

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of AtheroGenics.  AtheroGenics and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and our other filings with the Securities and Exchange Commission and in our reports to our shareholders.  All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our future results of operations, our financial condition, our access to capital, our research, development and commercialization of our product candidates and anticipated trends in our business, are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates.  AtheroGenics undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	our inability to successfully develop and commercialize AGI-1067;

•	the actual results of clinical studies of AGI-1067 to treat diabetes and related regulatory judgments concerning AGI-1067 for use in diabetes management;

•
if our common stock is no longer traded on a national securities exchange or system of automated quotations, the holders of our convertible notes have the right to require us to immediately repay amounts outstanding under such notes, together with accrued interest up to such date;

•	our ability to generate positive cash flow in light of our history of operating losses;

•	our inability to obtain additional financing on satisfactory terms, which could preclude us from developing or marketing our products;

•	generally evolving regulatory requirements for drug product approval and marketing;

•	our ability to successfully develop AGI-1096 or our other product candidates;

•	our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;

•	possible delays in our clinical trials;

•	our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates;

•	our need to comply with applicable regulatory requirements in the manufacture and distribution of our products to avoid incurring penalties that my inhibit our ability to commercialize our product;

•	regulatory authorities may require that we conduct additional clinical trials or modify existing clinical trials

•	our ability to protect adequately or enforce our intellectual property rights or secure rights to third party patents;

•	the ability of our competitors to develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates;

•	third parties' failure to synthesize and manufacture our product candidates, which could delay our clinical trials or hinder our commercialization prospects;

•	our ability to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions;

•	our ability to attract, retain and motivate skilled personnel and cultivate key academic collaborations;

•	our ability to obtain an adequate level of reimbursement or acceptable prices for our products;

•	we may face product liability lawsuits which may cause us to incur substantial financial loss or we may be unable to obtain future product liability insurance at reasonable prices, if at all, either of which could diminish our ability to commercialize our future products; and

•	our ability to repay $48 million principal amount on the 4.5% convertible notes due September 1, 2008;
and our other notes as they become due; and

•	the conversion of our convertible notes would dilute the ownership interest of existing shareholders
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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

Our business is heavily dependent on AGI-1067.  If we are unable to commercialize this product or are unsuccessful in completing our ANDES trial, our business will be materially adversely affected.

            We have commenced ANDES (AGI-1067 as Novel Anti-Diabetic Agent Evaluation Study), a multi-center, double-blind study with 6-month dosing of AGI-1067 of 300 mg, 150 mg and 75 mg that is designed to compare the effects of AGI-1067 versus placebo on glycemic endpoints in subjects with confirmed Type 2 diabetes mellitus.

After discussions with the FDA about the overall risk/benefit profile of the 300 mg dose, the 300 mg dose will be discontinued  in the ANDES trial and we will continue ANDES with  the 150 mg and 75 mg doses.  Much of the clinical data generated to date regarding AGI-1067 is based upon the results of our ARISE clinical trial, which evaluated the impact of AGI-1067 on a composite measure of heart disease outcomes and used a 300 mg dose of AGI-1067.  The 300 mg dose of AGI-1067 used in ARISE resulted in a small increase in the number of patients with abnormal liver function.  There can be no assurance that the lower dosage to be used in ANDES will not have similar side effects.  AGI-1067 could fail in the ANDES trial if we are unable to show that it has an effect or if AGI-1067 causes unacceptable side effects in the treated patients.

The failure of AGI-1067 in the ANDES trial would have a material adverse effect on our business.  If we are not successful in commercializing AGI-1067, or are significantly delayed or limited in doing so, our business will be materially adversely affected.

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

ATHEROGENICS, INC.

Date: November 9, 2007	/s/MARK P. COLONNESE
Mark P. Colonnese
Executive Vice President, Commercial Operations and
Chief Financial Officer