Form 10-K
period 2007-12-31
ATHEROGENICS INC
filed 2008-03-03
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, No Par Value
Common Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price of $2.14 as reported on the Nasdaq Global Market as of the last business day of AtheroGenics’ most recently completed second fiscal quarter (June 29, 2007), was approximately $61,838,168. AtheroGenics has no nonvoting common equity.
     The number of shares outstanding of the registrant’s common stock, as of February 25, 2008: 39,518,492.
Documents Incorporated by Reference:
     Portions of the proxy statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2008 Annual Meeting of Shareholders are incorporated herein by reference in Part II, Item 5 and Part III.

ATHEROGENICS, INC
FORM 10-K

i

PART I
Item 1. Business
Overview
     AtheroGenics is a research-based pharmaceutical company focused on the discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases, including diabetes and coronary heart disease. We currently have one late stage clinical drug development program.
     AGI-1067 is our investigational oral drug with demonstrated anti-inflammatory and antioxidant properties that is being studied to determine its ability to improve glycemic control (blood sugar levels) in patients with diabetes and potentially reduce clinical events in patients with coronary heart disease. Diabetes is a chronic, metabolic disease in which the body does not produce enough and/or respond to, insulin. Insulin is a key hormone that is needed to allow sugar and other nutrients to be utilized as sources of energy for all body functions. Oxidative stress and inflammation are believed to play a key role in reducing the body’s ability to respond to insulin effectively, a condition referred to as insulin resistance. Development of serious complications, including heart attack, stroke and death have been directly linked to increased insulin resistance as a result of excessive inflammation and oxidative stress. These factors appear to contribute to these serious cardiovascular problems not only in people with type 2 diabetes but in the much larger population of people who have insulin resistance but are not diabetic.
     In 2003, we initiated a Phase III clinical trial, referred to as ARISE (Aggressive Reduction of Inflammation Stops Events), which was conducted in cardiac centers in the United States, Canada, the United Kingdom and South Africa. More than 6,100 patients enrolled in the study. ARISE evaluated the impact of AGI-1067 on a composite measure of heart disease outcomes, including death due to coronary disease, myocardial infarction (heart attack), stroke, coronary re-vascularization and unstable angina. Important measures of glycemic control were pre-specified for patients with diabetes who also had coronary heart disease. The study assessed the incremental benefits of AGI-1067 versus the current standard of care therapies in this patient population. As such, all patients in the trial, including those on placebo, received other appropriate heart disease and diabetes medications, including statins and other cholesterol-lowering therapies, and glycemic control agents.
     The ARISE trial results were reported in March 2007 and demonstrated that while AGI-1067 did not show a difference from placebo in the composite primary endpoint, the study did achieve a number of other important predefined endpoints. These endpoints included a reduction in the composite of “hard” atherosclerotic clinical endpoints, composed of cardiovascular death, resuscitated cardiac arrest, myocardial infarction and stroke. AGI-1067 achieved a significant reduction of 19% in the rate of these combined hard endpoints. A subgroup analysis indicated that this result was consistent across important sub-populations such as patients with and without diabetes, and men and women. There were also improvements in the key diabetes parameters of new-onset diabetes and glycemic control. Patients without diabetes in the AGI-1067 treatment group were 63% less likely to develop new-onset diabetes than patients on placebo. In patients with diabetes, AGI-1067 improved glycemic control as measured by a statistically significant reduction in an important measure of glycemic control, called HbA1c. Compared to placebo, AGI-1067 was associated with a drop in HbA1c by 0.5% units at 12 months. This is considered a clinically meaningful improvement. The ARISE patients had a mean baseline HbA1c of 7.2% which is close to normal. Our analysis of the safety data indicated that the most common adverse event was transient diarrhea; however, this effect only infrequently resulted in patient discontinuation. There was also an observed increase in abnormal liver function tests in a small number of patients compared to those on standard of care and one case of liver failure in the treatment group. All incidents of liver dysfunction reversed when treatment was discontinued. Based on our review of the ARISE results, we are pursuing continued development of the compound, initially as a diabetes medication. We expect that two positive registration studies in patients with diabetes will be required to submit a New Drug Application (“NDA”) for marketing approval.
     In August 2007, we commenced the first registration study for diabetes called ANDES (AGI-1067 as Novel Anti-Diabetic Agent Evaluation Study), a multi-center, double-blind study with 6-month dosing using three doses, designed to compare the effects of AGI-1067 versus placebo on glycemic endpoints in subjects with confirmed type 2 diabetes. The trial was designed to confirm the positive diabetes findings from the ARISE Phase III clinical trial. In November 2007, after discussions with the Food and Drug Administration (“FDA”), we discontinued the 300 mg dose of AGI-1067 in ANDES based on a further review of the overall risk/benefit profile observed in the ARISE clinical trial. The ANDES trial will continue with the two other doses being studied, 75 mg and 150 mg. Patient enrollment for ANDES was completed in December 2007. Dosing is expected to be completed in June 2008. The study protocol provides for an interim analysis which we expect to occur in the second quarter of 2008. Further development activity, including design of the second registration study, will be determined after reviewing the results of ANDES and conducting discussions with the FDA.

     In 2005, we entered into a license and collaboration agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement, we received a license fee of $50 million. In April 2007, AstraZeneca notified us that pursuant to the terms of the agreement, it was ending the collaboration. The agreement was terminated in July 2007.
     In the second half of 2006, we were engaged by AstraZeneca to conduct FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 plus Usual Care Study). FOCUS is a follow-up Phase III clinical trial for patients exiting ARISE, designed to collect extended safety information. Pursuant to the terms of our license agreement, AstraZeneca funded the entire cost of the trial, which has been concluded.
     AGI-1096, our second v-protectant® candidate, is a novel antioxidant and selective anti-inflammatory agent to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection. We have been working with Astellas Pharma Inc. (“Astellas”) to further develop AGI-1096, with Astellas funding the costs for development activities under the agreement. Astellas has an exclusive option to negotiate with us for late stage development and commercial rights to AGI-1096. In a Phase I clinical trial investigating the safety and tolerability of oral AGI-1096 in combination with Astellas’ tacrolimus (Prograf®) conducted in healthy volunteers, results indicated that regimens of AGI-1096 administered alone, and concomitant with tacrolimus, were generally well-tolerated, and there were no serious adverse events associated with either regimen during the study. Astellas has informed us that they have completed their current development activities and do not have further development plans. We are not currently undertaking any development activities on AGI-1096.
Business Strategy
     Our long-term goal is to build a leading pharmaceutical company through the successful discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases. Key elements of our overall long-term strategy are to:
•	Continue advancing the development program for AGI-1067. We intend to develop AGI-1067 for the treatment of patients with type 2 diabetes and coronary heart disease with the goal of filing an NDA with the FDA.

•	Expand our clinical product portfolio. We intend to acquire rights to other product candidates and technologies that complement our existing product candidate line or that enable us to capitalize on our scientific and clinical development expertise. We plan to expand our product candidate portfolio by in-licensing or acquiring product candidates, technologies or companies to help maximize the commercial opportunity and mitigate the risks inherent in drug discovery and development. Our long-term strategy also includes developing product candidates discovered by company scientists.

•	Commercialize our products. We plan to collaborate with large pharmaceutical companies to draw on their commercialization expertise in broad therapeutic categories and to maximize the commercial potential of our product candidates. We also intend to develop an independent sales force to help insure broader distribution of our products or to independently sell our products that target narrow therapeutic markets and to build a sustainable business to support our evolution into a commercial entity.
     In May 2007, we implemented an organizational restructuring plan that reduced our workforce by approximately 50% to 67 employees. This action, based on results from our ARISE clinical trial, was designed to streamline company operations and continue advancing the development of AGI-1067. As a result, our near-term strategy is to focus specifically on developing AGI-1067 for diabetes.
     As of February 25, 2008, we had approximately $30.5 million of convertible notes outstanding that will become due on September 1, 2008. We expect to have enough cash on hand to repay all amounts due pursuant to these notes. In order to fund ongoing operations during 2009 we intend to either raise additional capital before or after the maturity date of the notes, enter into collaboration arrangements to fund the development and commercialization of AGI-1067 or attempt to restructure the notes before they become due.

Inflammation, Oxidative Stress and Disease
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
     Oxidative stress and inflammation are normal processes that occur in the healthy body. When exposed to a stimulus, the inflammatory response can be either acute or chronic. Acute inflammation lasts at most only a few days. The treatment of acute inflammation, where therapy includes the administration of aspirin and other non-steroidal anti-inflammatory agents, provides relief of pain and fever for patients. In contrast, chronic inflammation lasts weeks, months or even indefinitely, stimulating a response of increased oxidative stress, which may further stimulate more inflammation, and causes tissue damage. In a chronic inflammatory and oxidative stress state, the inflammation becomes the problem rather than the solution to infection, injury or disease. Chronically inflamed tissues continue to generate inflammatory signals that attract white blood cells from the bloodstream. When white blood cells migrate from the bloodstream into the tissue they amplify the inflammatory response. This chronic inflammatory response can break down healthy tissue in a misdirected attempt at repair and healing. Diseases characterized by chronic inflammation include, among others, type 2 diabetes and atherosclerosis, including coronary heart disease.
Type 2 Diabetes
     Diabetes is a chronic disease of metabolism, which is the way our bodies use digested food for growth and energy. Most of the food we eat is broken down into glucose, the form of sugar in the blood. Glucose is the main source of fuel for the body. After digestion, glucose passes into the bloodstream, where it is used by cells for growth and energy. For glucose to get into cells, insulin must be present. Insulin is a hormone produced by the pancreas, a large gland behind the stomach. When we eat, the pancreas automatically produces the right amount of insulin to move glucose from blood into our cells.
     In people with type 2 diabetes, the cells do not respond appropriately to the insulin that is produced (called insulin resistance), glucose levels build up in the blood, and the beta cells in the pancreas which are responsible for producing the insulin ultimately fail. Insulin resistance has been associated with coronary artery disease and subsequent cardiovascular events. It is believed that oxidative stress and inflammation play a key role in the development of insulin resistance and damage to the pancreas. Oxidation and inflammation have also been implicated in the development and progression of cardiovascular disease.
     Diabetes affects nearly 21 million people in the United States and is widely recognized as one of the leading causes of death and disability. Type 2 diabetes is the most prevalent form of the disease, accounting for about 90% of all diabetes cases in America. It is currently the fifth leading cause of death by disease. About 65% of deaths among those with diabetes are attributed to heart disease and stroke, and diabetes increases the risk of death from coronary heart disease by two- to four-fold. Type 2 diabetes is associated with long-term complications, including damage to the small blood vessels, called microvascular disease, in the eye (retinopathy), kidney (nephropathy) and nervous system (neuropathy) and damage to larger blood vessels, called macrovascular disease, leading to myocardial infarction, peripheral vascular disease, and stroke.
Atherosclerosis
     Atherosclerosis is a common cardiovascular disease that results from a complex inflammatory process in arterial blood vessel walls, and depending on the location of the artery it affects, may result in a heart attack or stroke. This process is accelerated with diabetes.
     Atherosclerosis of the blood vessels of the heart is called coronary artery disease or heart disease. It is the leading cause of death in the United States, claiming more lives each year than all forms of cancer combined. Recent estimates suggest that nearly 16 million Americans are diagnosed with some form of atherosclerosis. When atherosclerosis becomes severe enough to cause complications, physicians must treat those complications, which include angina (chest pain), heart attack, abnormal heart rhythms, heart failure, kidney failure, stroke, or obstructed peripheral arteries. Many of the patients with established atherosclerosis are treated aggressively for their associated risk factors, as with statins (cholesterol-lowering drugs), which have been repeatedly shown to slow the progression of atherosclerosis and prevent future adverse events such as heart attack, stroke and death. Other risk factors associated with atherosclerosis include diabetes, high blood pressure, smoking, obesity and physical inactivity. Many atherosclerosis patients also experience symptoms of angina and/or a history of acute coronary syndromes, such as myocardial infarctions and unstable angina. In addition, most of these patients have high cholesterol, and as a result, current treatment focuses primarily on cholesterol reduction. These patients are also routinely treated with anti-hypertensives to help lower high blood pressure and anti-platelet drugs to help prevent the formation of blood clots. There are currently no medications available for physicians to treat directly the underlying chronic inflammation of atherosclerosis.
     Many physicians are only now becoming aware of the key role of chronic inflammation in such diverse diseases as atherosclerosis and diabetes, and for which existing treatment strategies are incomplete and underutilized. As more physicians recognize that a wide range of chronic diseases are inflammatory in nature, we believe that these physicians will require safer and more effective anti-inflammatory treatments.
V-Protectant® Technology
     Our clinical compound, AGI-1067, is based on proprietary v-protectant® technology targeted to the treatment of chronic inflammatory diseases. This platform is based on the work of our scientific co-founders R. Wayne Alexander, M.D., Ph.D. and Russell M. Medford, M.D., Ph.D. In 1993, Drs. Alexander and Medford discovered a novel mechanism within arterial blood vessel walls that could control the excessive accumulation of white blood cells without compromising the body’s ability to fight infection. V-protectant® technology exploits the observation that the endothelial cells that line the interior wall of the blood vessel play an active role in recruiting white blood cells from the blood to the site of chronic inflammation. V-protectants® are intended to block harmful effects of oxygen and other similar molecules, collectively called oxidants. Scientists have known for some time that some oxidants can damage cells, but have more recently determined that these same oxidants may also act as signals to modify gene activity inside cells. This change in gene activity leads to the production of proteins that initiate or maintain inflammation. The protein products of these cells, including an adhesion molecule, called VCAM-1, attract white blood cells to the site of chronic inflammation. We believe that an excess number of VCAM-1 molecules on the surface of cells is a disease state. We also believe that AGI-1067 acts as an antioxidant by blocking the specific type of inflammation caused by oxidants acting as signals. We believe that v-protectants® will provide this anti-inflammatory benefit without undermining the body’s ability to protect itself against infection.
Products
     The table below summarizes our therapeutic programs, their target indication or disease and their development status.

V-Protectant® Therapeutic Program	Disease/Indication	Development Status

AGI-1067	Type 2 diabetes	Phase III clinical trial

AGI-1067	Atherosclerosis	Phase III clinical trial completed

AGI-1096	Transplant rejection	Phase I clinical trial completed
     AGI-1067
     AGI-1067 is our v-protectant® candidate that is most advanced in clinical development. AGI-1067 is an investigational drug with demonstrated anti-inflammatory and antioxidant properties that is being investigated to determine its ability to improve blood sugar control in patients with diabetes and to potentially reduce clinical events in patients with coronary heart disease. Diabetes is a chronic, metabolic disease in which the body does not produce enough and/or respond to insulin. Insulin is a key hormone that is needed to allow sugar and other nutrients to be utilized as sources of energy needed for all body functions. Oxidative stress and inflammation are believed to play a key role in reducing the body’s ability to respond to insulin effectively, a condition referred to as insulin resistance. Development of serious complications, including heart attack, stroke and death have been directly linked to increased insulin resistance as a result of excessive inflammation and oxidative stress. These factors appear to contribute to these serious cardiovascular problems not only in people with type 2 diabetes but in the much larger population of people who have insulin resistance but are not diabetic.
     In 2003, we initiated a Phase III clinical trial, referred to as ARISE, which was conducted in cardiac centers in the United States, Canada, the United Kingdom and South Africa. ARISE evaluated the impact of AGI-1067 on a composite measure of heart disease outcomes, including death due to coronary disease, myocardial infarction, stroke, coronary re-vascularization and unstable angina, and on diabetes in patients who have coronary heart disease. The study assessed the incremental benefits of AGI-1067 versus the current standard of care therapies in this patient population. As such, all patients in the trial, including those on placebo, received other appropriate heart disease and diabetes medications, including statins and other cholesterol-lowering therapies, and glycemic control agents. We completed patient enrollment with more than 6,100 patients in the study.
     In March 2007, findings from the ARISE study were presented. These data demonstrated that treatment with AGI-1067 did not show a difference from placebo in the composite primary endpoint. The study did achieve a number of other important predefined endpoints, including a reduction in the composite of “hard” atherosclerotic clinical endpoints, composed of cardiovascular death, resuscitated cardiac arrest, myocardial infarction and stroke. AGI-1067 achieved a significant reduction of 19% in the rate of these hard endpoints. A subgroup analysis indicated that this result was consistent across important sub-populations such as patients with and without diabetes, and men and women. There were also improvements in the key diabetes parameters of new-onset diabetes and glycemic control. Patients without diabetes in the AGI-1067 treatment group were 63% less likely to develop new-onset diabetes. In patients with diabetes, AGI-1067 improved glycemic control as measured by a statistically significant reduction in an important measure of glycemic control called HbA1c. Compared to placebo, AGI-1067 was associated with a drop in HbA1c by 0.5% units at 12 months. This is considered a clinically meaningful improvement. These patients had a mean baseline HbA1c of 7.2%, which is close to normal. Our analysis of the safety data indicated that the most common adverse event was transient diarrhea; however, this effect only infrequently resulted in patient discontinuation. There was also an observed increase in abnormal liver function tests in a small number of patients compared to those on standard of care and one case of liver failure in the treatment group. All incidents of liver dysfunction reversed when treatment was discontinued. Based on our review of the ARISE results, we are pursuing continued development of the compound, initially as a diabetes medication. We expect that two positive registration studies in patients with diabetes will be required to submit an NDA for marketing approval.
     In August 2007, we commenced the first registration study for diabetes called ANDES , a multi-center, double-blind study with 6-month dosing using three doses, designed to compare the effects of AGI-1067 versus placebo on glycemic endpoints in subjects with confirmed type 2 diabetes. The trial was designed to confirm the pre-specified diabetes findings from the ARISE Phase III clinical trial. In November 2007, after discussions with the FDA, we discontinued use of the 300 mg dose of AGI-1067 in ANDES, based on a further review of the overall risk/benefit profile observed in the ARISE clinical trial. The ANDES trial will continue with the two other doses being studied, 75 mg and 150 mg. Patient enrollment enrollment for ANDES was completed in December 2007. Dosing is expected to be completed in June 2008. The study protocol provides for an interim analysis which we expect to occur in the second quarter of 2008. We believe that ANDES will serve as one of the registration studies needed for an NDA submission, and that at least one additional trial will be required.
     In 2007, we completed the FOCUS trial. FOCUS was a follow-up Phase III clinical trial for patients exiting ARISE, designed to collect extended safety information.
     AGI-1096
     AGI-1096, our second v-protectant® candidate, is a novel antioxidant and selective anti-inflammatory agent to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection. In a Phase I clinical trial investigating the safety and tolerability of oral AGI-1096 in combination with Astellas’ tacrolimus (Prograf®) conducted in healthy volunteers, results indicated that regimens of AGI-1096 administered alone, and concomitant with tacrolimus, were generally well-tolerated, and there were no serious adverse events associated with either regimen during the study. Our current strategy does not call for further development of AGI-1096 by us.

Collaborations
     AstraZeneca Agreement
          In 2005, we announced a license and collaboration agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement, we received a license fee of $50 million. In April 2007, AstraZeneca notified us that pursuant to the terms of the agreement, it was ending the collaboration. The agreement was terminated in July 2007.
     Astellas Pharma Inc. (Formerly Known As Fujisawa Pharmaceutical Co., Ltd.) Agreement
          In 2004, we announced a collaboration with Fujisawa Pharmaceutical Co., Ltd., now known as Astellas Pharma Inc., to develop AGI-1096 as an oral treatment for the prevention of organ transplant rejection. Under the agreement, we agreed to collaborate with Astellas to conduct preclinical and early stage clinical development trials, with Astellas funding all development costs during the term of the agreement. Astellas received an option to negotiate for late stage development and commercial rights to the compound. Astellas has informed us that they have completed their current development activities and do not presently have further development plans.
Discovery Research Program
     We had built a Discovery Research Program using our demonstrated expertise in molecular biology, cell biology, physiology, pharmacology, biochemistry and medicinal chemistry. After the results of the ARISE trial, we suspended our discovery research activities and have focused on elucidating the mechanism of action of AGI-1067 in diabetes. If our AGI-1067 program is successful, we plan to reinitiate these activities with the following goals:
•	To discover and develop v-protectants® with enhanced potency and improved therapeutic properties.

•	To identify and develop new drug candidates based on promising therapeutic targets identified by our or others’ drug discovery programs.
Patents and Intellectual Property
     We have established a patent portfolio of owned and in-licensed patents that cover our lead compounds and their use. It is our goal to pursue both broad and specific patent protection in the key areas of our research and development both in the United States and internationally, and to identify value-added exclusive in-licensing opportunities.
     V-Protectant® Technology
     We have a license agreement with Emory University (“Emory”) covering aspects of our v-protectant® technology.
     Under the license agreement with Emory (the “Emory License Agreement”), Emory granted to us an exclusive license to make, use and sell methods and products covered by certain patents and patent applications owned by Emory relating generally to the treatment and diagnosis of VCAM-1 related diseases. In August 2005, we amended the Emory License Agreement to provide that Emory will receive a portion of any milestones or royalties received by us from third parties in exchange for a reduced participation in future revenues and the elimination of milestone payments. We must indemnify Emory for all claims and/or losses caused or contributed to by AtheroGenics arising out of our use of the license. We have procured commercial general liability insurance in specified amounts customary in the industry naming Emory as an insured
     The Emory License Agreement will terminate on October 30, 2012; after that date, our payment obligations under the Emory License Agreement will cease, and we will be entitled to continue to use on a non-exclusive basis all inventions, data or other information described and claimed in the licensed patents and the licensed technology. Emory may terminate the agreement if, after Emory gives notice to us, we fail to make a payment, we fail to render progress reports, we incur specified financial problems, we decide to no longer develop licensed products under the agreement, or we breach a material term of the agreement. We may terminate the agreement upon advance notice to Emory, or if Emory violates certain material terms of the agreement.

     We previously had a license agreement with The Regents of the University of California in which we received a license to make, use and sell diagnostic and therapeutic methods and products using monoclonal antibodies in atherosclerosis and other diseases, which are claimed in applicable patent applications owned by The Regents of the University of California in the U.S. and Canada. We terminated the license agreement with The Regents of the University of California in 2007.
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
     AGI-1067 Patent Portfolio
     Our patent coverage on AGI-1067 is based on patent filings that we own and patent filings exclusively licensed from Emory. We own one issued patent, U.S. Patent No. 5,262,439 and related filings in Japan, Canada and Europe that generically cover the compound AGI-1067 as a member of a class of related compounds. We own another patent, U.S. Patent No. 6,147,250, that protects the specific compound AGI-1067 and its use to treat VCAM-1 mediated diseases including, among others, atherosclerosis, post-angioplasty restenosis and coronary artery disease. We also own U.S. Patent No. 6,121,319, which covers the use of a class of compounds including AGI-1067 to treat VCAM-1 mediated diseases. Patent applications corresponding to U.S. Patent No. 6,147,250 and U.S. Patent No. 6,121,319 have also been filed in foreign patent offices and patents have issued in a number of countries including Europe and Japan. The patents that we have exclusively licensed from Emory include the use of a substance that inhibits a class of oxidant signals to treat diseases mediated by VCAM-1.
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
     MEKK Technology
     In June 2001, we entered into a worldwide exclusive license agreement with the National Jewish Medical and Research Center. Under the agreement, National Jewish granted us an exclusive license under several of its U.S. and foreign patents and patent applications and related technical information to make, use and sell diagnostics and therapeutics for the treatment of human diseases, including inflammation and asthma. In 2007, we terminated the MEKK Technology license agreement.
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
     Trademarks
     The United States Patent and Trademark Office has issued to us Certificates of Registration for the trademarks OXYKINE, AATHEROGENICS, AGI and V-PROTECTANT.
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
     We plan to establish manufacturing agreements with third parties that comply with Good Manufacturing Practice guidelines for bulk drug substance and formulations of our other v-protectant® product candidates to support both ongoing and planned clinical trials as well as commercial supply of the products following regulatory approval.
Sales and Marketing
     As part of our long-term strategy, we plan to collaborate with large pharmaceutical companies to commercialize products that we develop to target patient or physician populations in broad markets. We believe that collaborating with large companies that have significant marketing and sales capabilities provides for optimal penetration into broad markets, particularly those areas that are highly competitive. Additionally, we plan to develop a sales force to promote or co-promote our future products, including AGI-1067, to appropriate patient or physician populations in target markets. By using our own sales and marketing organization for our products, we believe we can retain a higher percentage of the profits generated from the sale of those products
Competition
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
     We believe pharmaceutical, biotechnology and medical device companies, as well as academic and research institutions and government agencies, have drug discovery and development programs related to our named therapeutic areas of interest. Many of these companies and institutions, including, but not limited to, GlaxoSmithKline, Merck, Takeda and Lilly have targeted indications that overlap significantly with our targets and have substantially greater resources, longer operating histories, larger client bases and greater marketing and financial resources than we do. They may, therefore, succeed in commercializing products before we do that compete with us on the basis of efficacy, safety and price.

     Our ability to compete is predicated on three related factors:
•	First, our scientists and their collaborators have pioneered the basic discoveries and research methodologies linking oxidant signals to cell inflammation. These discoveries and research methodologies form the foundation for our proprietary drug discovery programs relating to chronic inflammation.

•	Second, our scientific expertise, coupled with our expertise in clinical drug development, has enabled us to be the first company to conduct clinical trials of an orally-administered, small molecule v-protectant®.

•	Third, we believe our scientific, development and licensing expertise strongly positions us to acquire promising technologies and products discovered outside AtheroGenics.
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
     Clinical trials for a new product candidate ordinarily proceed through three phases, and may extend into a fourth phase:
•	Phase I clinical trials explore safety, blood levels, metabolism and the potential for interaction with other drugs. Phase I typically proceeds from healthy volunteers to patients with the target disease. The study population during Phase I can include up to approximately 200 total subjects.

•	Phase II clinical trials further support safety, and they establish the dose(s) or strength(s) of the drug to be used in the more extensive clinical investigations to be conducted during Phase III. These Phase II clinical trials may include hundreds of patients who have the target disease and who are receiving a range of background medications. In addition, Phase II clinical trials often verify the mechanisms of action proposed pre-clinically.

•	Phase III clinical trials usually include at least two adequate and well controlled studies in the target population. For most chronic diseases, drug companies study a few thousand patients to assure a broadly applicable assessment of safety and efficacy

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
Research and Development
     Our research and development expenses in 2007, 2006 and 2005 were $72.7 million, $82.9 million and $71.3 million, respectively. We plan to focus our near-term research and development efforts on the continued development of AGI-1067 for the treatment of patients with type 2 diabetes.

Employees
     As of February 25, 2008, we had 57 full-time employees, including 35 in research and development. The employee group includes 13 employees with Ph.D. degrees, four with M.D. degrees and 12 with Masters degrees. We believe that our employee relations are good.
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
     The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:
Risks Related to Our Financial Results, Liquidity and Need for Additional Financing
We have $30.5 million of convertible notes maturing in September 2008 and will require additional funds for operations in 2009. If we are unable to raise additional capital, enter into a collaboration agreement for AGI-1067 or restructure these notes, we may seek relief under the Bankruptcy Code at some point in the future.
     As of February 25, 2008, approximately $30.5 million of our 4.5% Convertible Notes due 2008 (the “2008 Notes”) were outstanding, which amount will become due September 1, 2008. Although we expect to have enough cash on hand to repay all amounts due pursuant to our 2008 Notes, this repayment will leave us with substantially less cash to fund our ongoing operations during 2009. To the extent we cannot raise additional capital before or after the maturity date of the 2008 Notes, enter into collaboration arrangements to fund the development and commercialization of AGI-1067 or restructure the 2008 Notes before they become due, we may seek relief under Title 11 of the U.S. Code (the “Bankruptcy Code”) at some point in the future, which would substantially dilute and may eliminate the interests of the holders of our common stock. If we seek relief under the Bankruptcy Code, we may be unable to complete development of AGI-1067 or our other product candidates.

We may not maintain our qualification for continued listing on the Nasdaq Global Market or another national securities exchange, which would allow the holders of our outstanding convertible notes to require us to redeem the notes at face value, and effectively require us to seek relief under the Bankruptcy Code.
     On November 28, 2007, we received a Nasdaq Staff Deficiency Letter indicating that we had failed to comply with the requirements for continued listing set forth in Nasdaq Marketplace Rule 4450(b)(1)(A) because the market value of our listed securities had fallen below $50 million for 10 consecutive business days. On January 2, 2008, we received a Nasdaq Staff Determination Letter indicating that we had not cured the failure to comply with Marketplace Rule 4450(b)(1)(A). We have had a hearing on this deficiency on February 7, 2008 and Nasdaq informed us that we will regain compliance with Marketplace Rule 4450(b)(1)(A) on the basis of this Form 10-K demonstrating total assets and total revenue in excess of $50 million for our 2007 fiscal year.
     On December 26, 2007, we received a second Nasdaq Staff Deficiency Letter indicating we had failed to comply with the requirements for continued listing set forth in Nasdaq Marketplace Rule 4450(b)(4) because the closing bid price of our common stock had fallen below $1.00 for 30 consecutive business days. We have been provided 180 calendar days to regain compliance with this rule. If at any time before the end of the 180 calendar day compliance period, our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we are in compliance with the minimum bid price requirement.
     Under the terms of the indentures governing our outstanding convertible notes, if our common stock fails to be listed on the Nasdaq Global Market or another national securities exchange, each holder of the notes will have the right to require us to redeem the notes at face value. As of February 25, 2008, we had $302.4 million of convertible notes outstanding. If the holders of a sufficient amount of the convertible notes exercise their right to require us to redeem the notes, we would not be able to pay the redemption price and we would be in default on the full outstanding amount and would be subject to the acceleration of all $302.4 million of convertible notes. If the maturity of the outstanding notes were accelerated we would attempt to refinance or restructure these obligations. However, we cannot assure you that such efforts would be successful, in which case we would not have sufficient liquidity to fund near term operations and we would seek relief under the Bankruptcy Code, which would substantially dilute and may eliminate the interests of the holders of our common stock.
     In addition, a delisting may negatively impact the value of our common stock, as our stock will likely be less liquid and trade with larger variations between the bid and ask price. We could lose support from institutional investors, brokerage firms and market makers, if any, that currently buy and sell our common stock. In addition, a delisting could also adversely affect our ability to obtain financing for the continuation of our operations or to use our stock in acquisitions. A delisting could also result in loss of confidence by our suppliers, customers and employees.
We have a history of operating losses, and we may not generate revenue or achieve profitability in the future.
     Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to complete successfully the development of our product candidates, conduct preclinical tests and clinical trials, obtain the necessary regulatory approvals and manufacture and market the resulting drugs. We have had no product revenue to date. We have experienced operating losses since we began operations in 1994. As of December 31, 2007, we had an accumulated deficit of approximately $411.5 million. We expect to incur additional operating losses and expect cumulative losses to increase as our research and development, preclinical, clinical, manufacturing and marketing efforts expand. If we are unable to achieve and then maintain profitability, the market value of our common stock and our outstanding notes will decline.
Risks Related to Development and Commercialization of Product Candidates and Dependence on Third Parties
We depend heavily on the success of our most advanced internal product candidate, AGI-1067 for diabetes, which is in clinical development. If we are unable to commercialize this product candidate, or experience significant delays in doing so, our business will be materially harmed.
     AGI-1067 is our lead compound. Our ability to generate product revenues will depend heavily on the successful development and commercialization of this compound. The commercial success of AGI-1067 will depend on several factors, including the following:

•	successful completion of clinical trials;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	successfully preparing for, and sustaining, commercial manufacturing and distribution arrangements with third party manufacturers, including our third party collaborators;

•	commencing commercial sales of the product, in collaboration with third parties; and

•	acceptance of the product in the medical community and with third party payors.
     AGI-1067 could fail in clinical trials if we are unable to show that it is effective or if it causes unacceptable side effects in the patients we treated.
     In March 2007, we announced that our ARISE Phase III clinical study of AGI-1067 did not show a difference from placebo in its composite primary endpoint. The failure to meet the primary endpoint in our ARISE Phase III clinical study could have a material adverse effect on our ability to commercialize AGI-1067, generate revenue or become profitable.
     In May 2007, we announced that we intended to conduct ANDES, a multi-center, double-blind study with 6-month dosing across a range of doses, designed to compare the effects of AGI-1067 versus placebo on glycemic endpoints in subjects with confirmed type 2 diabetes. AGI-1067 could fail in the ANDES trial if we are unable to show that it is effective or if it causes unacceptable side effects in the patients we treated. We commenced ANDES with 6-month dosing of AGI-1067 in 300 mg, 150 mg and 75 mg strengths. After discussions with the FDA about the overall risk/benefit profile of the 300mg dose, the 300 mg dose was discontinued in the ANDES trial and we continued ANDES with the 150 mg and 75 mg doses. Much of the clinical data generated to date regarding AGI-1067 is based upon the results of our ARISE clinical trial, which evaluated the impact of AGI-1067 on a composite measure of heart disease outcomes and used a 300 mg dose of AGI-1067. The 300 mg dose of AGI-1067 used in ARISE resulted in an observed increase in abnormal liver function tests in a small number of patients compared to those on standard of care and one case of liver failure in the treatment group. All incidents of liver dysfunction reversed when treatment was discontinued. There can be no assurance that the lower dosage to be used in ANDES will not have similar side effects. If we are not successful in commercializing AGI-1067, or are significantly delayed or limited in doing so, our financial results and our commercial prospects will be materially harmed.
If we do not successfully develop other product candidates, we will have limited ability to generate revenue.
     Other than AGI-1067, all of our other current product candidates are in early stages of development, and only one other product candidate has undergone Phase I clinical trials. Our product candidates are subject to the risks of failure inherent in developing drug products based on new technologies. We do not expect any of our potential product candidates, including AGI-1067, to be commercially available (if at all) before 2011. Our drug discovery efforts may not produce any other proprietary product candidates. While we will continue to attempt to acquire or in-license other product candidates, there is no assurance that we will be able to do so. Our failure to develop product candidates will limit our ability to generate additional revenue.
If we fail to demonstrate adequately the safety and efficacy of a product candidate, we will not be able to commercialize that product candidate.
     Product candidates we develop, alone or with others, may not prove safe and effective for the intended use in clinical trials and may not meet all of the applicable regulatory requirements needed to receive regulatory approval. If we fail to adequately demonstrate safety and efficacy for any product candidate, we will not be able to commercialize that product candidate. Our failure to commercialize a product candidate will materially adversely affect our revenue opportunities. We will need to conduct significant research, preclinical testing and clinical trials before we can file product approval applications with the FDA and similar regulatory authorities in other countries. Preclinical testing and clinical trials are long, expensive and uncertain processes. We may spend several years completing our testing for any particular product candidate. Failure can occur at any stage.
     The FDA, institutional review boards (“IRBs”) at the medical institutions and healthcare facilities where we sponsor clinical trials, or we may suspend our clinical trials at any time if either of us believes that we are exposing the subjects participating in these trials to unacceptable health risks. The FDA or IRBs may suspend any trial indefinitely if they find deficiencies in the conduct of these trials.

The FDA and these IRBs have authority to oversee our clinical trials, and the FDA may require large numbers of test subjects. In addition, we must manufacture the product candidates that we use in our clinical trials under the FDA’s Good Manufacturing Practices.
     Even if we achieve positive results in early clinical trials or in interim analyses of a trial, these results do not necessarily predict final results. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after achieving positive results in earlier trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause the FDA or us to terminate a clinical trial or require that we repeat it.
     In addition, even if we receive approval for commercial sale of any of our product candidates, after use in an increasing number of patients, our products could show side effect profiles or other characteristics that limit their usefulness or require their withdrawal although the drugs did not show those profiles or characteristics in earlier clinical trials.
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
     We had previously entered into a collaboration with AstraZeneca for the development and commercialization of AGI-1067. The agreement was terminated in July 2007. If we are unable to reach agreements with other suitable collaborators for any product candidate, we would be forced to fund the entire development and commercialization of such product candidates, and we may not have the resources to do so. In addition, if resource constraints require us to enter into a collaboration early in the development of a product candidate, we may be forced to accept a more limited share of any revenues this product may eventually generate. We face significant competition in seeking appropriate collaborators. Moreover, these collaboration arrangements are complex and time-consuming to negotiate and document. We may not be successful in our efforts to establish collaborations or other alternative arrangements for any product candidate. Even if we are successful in establishing collaborations, we may not be able to ensure fulfillment by collaborators of their obligations or our expectations.
We expect to depend on collaborations with third parties to develop and commercialize some of our product candidates. If a potential collaborator were to change its strategy or the focus of its development and commercialization efforts with respect to our relationship, the success of our product candidates and our operations could be adversely affected.
     We intend to pursue collaborations in the future with large pharmaceutical companies to commercialize products that we develop to target patient or physician populations in broad markets. Any collaboration that we may establish may not be successful. The success of any collaboration arrangement will depend heavily on the efforts and activities of our collaborators. Collaborators will likely have significant discretion in determining the efforts and resources that they will apply to these collaborations. The risks that we anticipate being subject to in collaborations include:
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
     We currently have no manufacturing facilities to synthesize or manufacture our product candidates, nor do we intend to develop these capabilities in the near future. Our reliance on third parties for these services exposes us to various risks that could delay our clinical trials or hinder our commercialization prospects. These risks include the following:
•	A finding that a third party did not comply with applicable governmental regulations. Manufacturers of pharmaceutical products are subject to continual review and periodic inspections by regulatory agencies. Our present or future manufacturers may not be able to comply with the FDA’s current Good Manufacturing Practices regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. Failure of one of our third party manufacturers to comply with applicable regulatory requirements, whether or not related to our product candidates, could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and products.

•	A failure to synthesize and manufacture our product candidates in accordance with our product specifications. We need to maintain a very low maximal amount of one of the starting materials used in the manufacture of AGI-1067. The starting material, probucol, was prescribed by physicians as a cholesterol-lowering agent until its manufacturer withdrew the drug from the market for efficacy reasons. A failure by a third party manufacturer to maintain an acceptable level of probucol in the manufacture of AGI-1067 may result in chronic dosing of probucol, which is associated with the occurrence of a rare side effect.

•	A failure to deliver product candidates in sufficient quantities or in a timely manner. Any failure by a third party manufacturer to supply our requirements for clinical trial materials or commercial product, or to supply these materials in a timely manner, could jeopardize the initiation or completion of clinical trials or could have a material adverse effect on our ability to commercialize any approved products and thereby generate revenue.

•	Termination or nonrenewal of an agreement by a third party at a time that is costly or inconvenient to us. Our product candidates and any products that we successfully develop may compete with product candidates and products of others for access to the third party’s manufacturing facilities. In addition, because we do not have any internal manufacturing capabilities, the termination of a supply or manufacturing agreement could severely impair our ability to manufacture our products and could have a material adverse effect on our financial condition and operating results.
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
     The development and commercialization of new drugs is highly competitive. Our competitors include large pharmaceutical and more established biotechnology companies. Moreover, there are approved products on the market for the diseases for which we are developing drugs. In many cases, these products have well known brand names, are distributed by large pharmaceutical companies and have achieved widespread acceptance among physicians and patients. Our competitors have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Any of these competitors could develop technologies or products that would render our technologies or product candidates obsolete or non-competitive, which could adversely affect our revenue potential. These third parties also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our programs or advantageous to our business.
We have not previously sold, marketed or distributed any products and may not be able to successfully commercialize AGI-1067, or other drug candidates.
     We have not previously sold, marketed or distributed any products and currently have no sales or distribution capabilities. As our drug candidates progress towards ultimate commercialization, we will need to develop our sales and marketing capabilities and enter into agreements with third parties to perform these functions. We may be unable to successfully hire and retain key sales and marketing personnel that we need to effectively manage and carry out the commercialization of AGI-1067, or any other drug candidates. Even if we manage to hire and retain necessary personnel, we may be unable to implement our sales, marketing and distribution strategies effectively or profitably. We have no experience in developing, training or managing a sales force and will incur substantial additional expenses in doing so. The cost of establishing and maintaining a sales force may exceed its cost effectiveness. In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. In the event that AGI-1067 or another of our drug candidates is not approved for marketing by the FDA, we may have incurred expenses for the buildup of a sales force that we may not be able to recover.
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
     Our commercial success will also depend on our ability to develop, manufacture, use, sell and offer to sell our product candidates and proposed product candidates without breaching our agreements with our patent licensors. We are a party an exclusive license with Emory, covering aspects of our v-protectant® technology. We expect to enter into additional licenses in the future. Our exclusive license with Emory requires us to take steps to commercialize the licensed technology in a timely manner. If we fail to meet these obligations, Emory can convert our exclusive license to a non-exclusive license, can grant others non-exclusive rights in the licensed technology or can require us to sublicense aspects of the licensed technology. Our existing license imposes, and we expect future licenses will impose, various diligence, milestone payments, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.
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
     We are a small company with approximately 57 full-time employees. If we are unable to continue to attract, retain and motivate highly qualified management and scientific personnel and to develop and maintain important relationships with leading academic institutions and scientists, we may not be able to achieve our research and development objectives. Competition for personnel and academic collaborations is intense. We have entered into employment agreements with each of our executive officers. These employment agreements are terminable by the employee on short notice. Loss of the services of any of these officers or of our key scientific personnel could adversely affect the progress of our research and development programs. All of our other employees are at will employees. We do not carry key person insurance on any employee.
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
     The market price of our common stock, and the market prices for securities of pharmaceutical and biotechnology companies in general, have been highly volatile and may continue to be highly volatile in the future. During the period from January 1, 2007 to February 25, 2008, the closing sale price of our common stock on the Nasdaq Global Market ranged from a low of $0.36 per share to a high of $12.46 per share. The following factors, in addition to other risk factors described in this report, may have a significant impact on the market price of our common stock:
•	results of clinical trials of our product candidates, particularly AGI-1067, and those of our competitors;

•	our possible delisting from the Nasdaq Global Market;

•	developments concerning any research and development, manufacturing and marketing collaborations, including whether and when we achieve milestones;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	the addition or termination of research programs or funding support;

•	publicity regarding actual or potential results relating to medicinal products under development by our competitors or us;

•	regulatory developments in the United States and other countries;

•	litigation;

•	economic and other external factors, including disasters or crises;

•	our possible filing under the Bankruptcy Code;

•	period-to-period fluctuations in financial results; and

•	analysts’ recommendations.
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
     The conversion of some or all of the 1.5% Convertible Notes due 2012, the 4.5% Convertible Notes due 2011 or the 4.5% Convertible Notes due 2008 will dilute the ownership interests of existing shareholders. We have in the past, and may in the future, issue additional convertible notes that would be dilutive. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

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
Item 1B. Unresolved SEC Staff Comments
     None.
Item 2. Properties
     Our scientific and administration facility encompasses approximately 50,000 square feet in Alpharetta, Georgia. We lease our facility pursuant to a long-term lease agreement that expires in 2009, and our remaining aggregate commitment under this long-term, non-cancelable lease is approximately $1.4 million. This lease may be extended at our option to 2019.
     In November 2001, we leased a facility in Norcross, Georgia encompassing approximately 5,800 square feet. We leased this laboratory facility pursuant to a long-term lease agreement that, as amended, expired in 2007. As part of our strategic plan in May 2007, the facility in Norcross was closed and the lease was not renewed.
Item 3. Legal Proceedings
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Common Stock Information
     Our common stock is traded on the Nasdaq Global Market under the symbol “AGIX.” The following table sets forth the range of high and low reported last sale price per share of our common stock as quoted on the Nasdaq Global Market for each period indicated.

	Common Stock
	High	Low
Year ended December 31, 2007
First quarter	$12.46	$2.80
Second quarter	3.86	2.10
Third quarter	3.00	1.12
Fourth quarter	1.86	0.36
Year ended December 31, 2006
First quarter	$20.67	$15.00
Second quarter	16.18	12.53
Third quarter	14.17	12.23
Fourth quarter	15.21	9.91
As of February 25, 2008, there were approximately 13,700 holders of our common stock. This number includes beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
Dividend Policy
     We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
     We have set forth information relating to securities authorized for issuance under equity compensation plans under the caption “Equity Compensation Plan Information” in our proxy statement for our 2008 annual meeting of shareholders to be held on May 22, 2008. We are incorporating this information by reference into this Form 10-K.

Item 6. Selected Financial Data
     The selected financial data set forth below should be read in conjunction with our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this annual report. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenues:
License fees	$27,083,333	$22,916,667	$—	$—	$—
Research and development	25,193,494	8,758,178	—	—	—

Total revenues	52,276,827	31,674,845	—	—	—

Operating expenses:
Research and development	72,696,066	82,855,340	71,278,945	59,235,833	46,660,960
Marketing, general and administrative	13,936,132	13,373,112	9,050,290	6,607,506	5,930,675
Restructuring and impairment costs	9,996,332	—	—	—	—

Total operating expenses	96,628,530	96,228,452	80,329,235	65,843,339	52,591,635

Operating loss	(44,351,703)	(64,553,607)	(80,329,235)	(65,843,339)	(52,591,635)
Interest and other income	6,007,678	9,175,817	6,691,965	1,447,001	1,258,216
Interest expense	(11,124,544)	(8,423,346)	(8,917,057)	(5,192,894)	(1,954,402)
Other expense	—	(3,521,236)	—	—	—

Net loss	$(49,468,569)	$(67,322,372)	$(82,554,327)	$(69,589,232)	$(53,287,821)

Basic and diluted net loss per share	$(1.25)	$(1.71)	$(2.19)	$(1.88)	$(1.49)

Shares used in computing basic and diluted net loss per share	39,500,154	39,383,376	37,774,203	37,070,235	35,770,994

     The following table contains a summary of our balance sheet data as of December 31:

	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$92,875,420	$151,810,939	$182,504,523	$66,924,015	$131,583,928
Working capital	50,229,551	118,786,367	173,164,668	59,719,811	124,848,687
Total assets	103,139,028	178,339,664	197,497,527	74,462,327	138,836,746
Current portion of long-term debt	35,968,750	—	33,784	83,622	479,439
Long-term debt	252,163,102	286,000,000	300,053,796	100,000,000	100,083,622
Accumulated deficit	(411,465,815)	(361,997,246)	(294,674,874)	(212,120,547)	(142,531,315)
Total shareholders’ (deficit) equity	(195,594,625)	(153,987,649)	(115,436,216)	(35,942,382)	30,377,006

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
Overview
     AtheroGenics is a research-based pharmaceutical company focused on the discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases, including diabetes and coronary heart disease. We currently have one late stage clinical drug development program.
     AGI-1067 is our investigational drug with demonstrated anti-inflammatory and antioxidant properties that is being studied to determine its ability to improve blood sugar control (glycemic control) in patients with diabetes and potentially reduce clinical events in patients with cardiovascular disease.
     In 2003, we initiated a Phase III trial, referred to as ARISE (Aggressive Reduction of Inflammation Stops Events), which evaluated the impact of AGI-1067 on a composite measure of heart disease outcomes, including death due to coronary disease, myocardial infarction (heart attack), stroke, coronary re-vascularization and unstable angina. Important measures of glycemic control were included for patients with diabetes who also had coronary heart disease. The study assessed the incremental benefits of AGI-1067 versus the current standard of care therapies in this patient population. As such, all patients in the trial, including those on placebo, received other appropriate heart disease and diabetes medications, including statins and other cholesterol-lowering therapies, and glycemic control agents.
     The ARISE trial results were reported in March 2007 and demonstrated that while AGI-1067 did not show a difference from placebo in the composite primary endpoint, the study did achieve a number of other important predefined endpoints. These endpoints included a reduction in the composite of “hard” atherosclerotic clinical endpoints, composed of cardiovascular death, resuscitated cardiac arrest, myocardial infarction and stroke. AGI-1067 achieved a significant reduction of 19% in the rate of these combined hard endpoints. There were also improvements in the key diabetes parameters of new-onset diabetes and glycemic control. Based on our review of the ARISE results, we are pursuing continued development of the compound, initially as a diabetes medication. We expect that two positive registration studies in patients with diabetes will be required to submit a New Drug Application (“NDA”) for marketing approval.
     In August 2007, we commenced the first registration study for diabetes called ANDES (AGI-1067 as Novel Anti-Diabetic Agent Evaluation Study), a multi-center, double-blind study with 6-month dosing using three doses, designed to compare the effects of AGI-1067 versus placebo on glycemic endpoints in subjects with confirmed type 2 diabetes. Patient enrollment for ANDES was completed in December 2007. Dosing is expected to be completed in June 2008. The study protocol provides for an interim analysis which we expect to occur in the second quarter of 2008. Further development activity, including design of the second registration study, will be determined after reviewing the results of ANDES and conducting discussions with the FDA.
     In 2005, we entered into a license and collaboration agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement, we received a license fee of $50 million. In April 2007, AstraZeneca notified us that pursuant to the terms of the agreement, it was ending the collaboration. The agreement was terminated in July 2007.
     In the second half of 2006, we were engaged by AstraZeneca to conduct FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 plus Usual Care Study). FOCUS is a follow-up Phase III clinical trial for patients exiting ARISE, designed to collect extended safety information. Pursuant to the terms of our license agreement, AstraZeneca funded the entire cost of the trial, which has been concluded.
     AGI-1096, our second v-protectant® candidate, is a novel antioxidant and selective anti-inflammatory agent to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection. We worked with Astellas Pharma Inc. (“Astellas”) to further develop AGI-1096, with Astellas funding the costs for development activities under the agreement. Astellas has informed us that they have completed their current development activities and do not have further development plans. We are not currently undertaking any development activities on AGI-1096.
     The following table provides information regarding our research and development expenses for our major product candidates:

	Year ended December 31,
	2007	2006	2005
Direct external AGI-1067 costs	$47,149,947	$53,136,660	$51,087,586
Unallocated costs and other programs	25,546,119	29,718,680	20,191,359

Total research and development	$72,696,066	$82,855,340	$71,278,945

     From inception, we have devoted the large majority of our research and development efforts and financial resources to support development of the AGI-1067 product candidate. Spending for the AGI-1096 program in 2007, 2006 and 2005 was funded by our collaborative development partner, Astellas.
     Based on the results of the ARISE clinical trial, AtheroGenics has developed a new business plan to streamline operations and focus on development of AGI-1067. In May 2007, as part of the strategic plan AtheroGenics implemented the following:
•	announced the focus on diabetes as the next step in the development of AGI-1067 and commenced a new Phase III clinical trial, called ANDES, studying the effect of AGI-1067 in patients with diabetes;

•	reduced AtheroGenics’ near term cash requirements by exchanging $38.0 million of the 4.5% convertible notes due September 2008 for $60.4 million of 4.5% convertible notes that will be due in March 2011;

•	reduced the workforce by approximately 50%, resulting in a staff of 67 employees at that date; and

•	implemented a retention/incentive program for key executive officers and employees.
     The nature, timing and costs of the efforts to complete the successful development of any of our product candidates are highly uncertain and subject to numerous risks, and therefore cannot be accurately estimated. These risks include the rate of progress and costs of our clinical trials, clinical trial results, cost and timing of regulatory approval and establishing commercial manufacturing supplies. These risks and uncertainties, and their effect on our operations and financial position, are more fully described above in our risk factors under the headings Risks Related to Development and Commercialization of Product Candidates and Dependence on Third Parties and Risks Related to Regulatory Approval of Our Product Candidates.
     We have not derived any commercial revenues from product sales. We expect to incur significant losses in most years prior to deriving any such product revenue as we continue our research and development activities. We have funded our operations primarily through sales of equity and debt securities. We have incurred significant losses since we began operations and, as of December 31, 2007, had an accumulated deficit of $411.5 million. We cannot assure you that we will become profitable. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances and to manufacture and market our future products.
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
Revenue Recognition
     We recognize license fee revenues in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements.
     In accordance with SAB 104, license fees, which are nonrefundable, are recognized over the period the related license agreements specify that efforts or obligations are required of us. In February 2006, we received a $50 million license fee in connection with our license and collaboration agreement with AstraZeneca. The upfront nonrefundable license payment was being recognized on a straight-line basis over the 24-month period that we estimated we were obligated to provide services to the licensee. In April 2007, AstraZeneca announced that it was ending the license and collaboration agreements and any further obligations required of us. As such, the remaining balance of approximately $20.8 million in deferred revenue related to the license fee was recognized as revenue in the second quarter of 2007.
     During the third quarter of 2006, AstraZeneca separately engaged us to perform FOCUS, a follow-up Phase III clinical trial for patients who have completed ARISE. Revenues under the research and development agreement pertaining to FOCUS are recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent. According to the criteria established by EITF Issue No. 99-19, we are the primary obligor of the agreement because we are responsible for the selection, negotiation, contracting and payment of the third party suppliers. In addition, any liabilities resulting from the agreement are the responsibility of AtheroGenics. Research and development revenues are recognized, on a gross basis, as activities are performed under the terms of the related agreement. AtheroGenics concluded FOCUS in 2007, and closing activities were billed to AstraZeneca in accordance with the agreement.
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

Results of Operations
Comparison of Years Ended December 31, 2007 and 2006
Revenues
     Total revenues were $52.3 million and $31.7 million for the year ended December 31, 2007 and 2006, respectively. The increase in license revenues to $27.1 million for the year ended 2007 from $22.9 million for the same period in 2006, reflects the recognition of the unamortized balance of the upfront license fee from AstraZeneca, due to the termination of the agreement in April 2007. Research and development revenues increased to $25.2 million for the year 2007 from $8.8 million for the comparable period in 2006. The revenues in both periods are for services performed for AstraZeneca related to the FOCUS clinical trial, which began in August 2006. Due to the results of the ARISE clinical trial, AtheroGenics concluded the FOCUS clinical trial. No further research and development revenues related to the FOCUS clinical trial are expected to be recorded.
Expenses
     Research and Development. Research and development expenses were $72.7 million for the year ended December 31, 2007, compared to $82.9 million for the same period in 2006. The decrease of $10.2 million, or 12%, is primarily due to lower expenditures associated with the completion of the ARISE clinical trial and reduced staff costs resulting from our organizational restructuring in May 2007. This decrease is partially offset by the start up of the ANDES clinical trial, which include activities for clinical drug supply, data management, study monitoring and payments to clinical investigators, and higher FOCUS expenses.
     We expect that research and development expenses in 2008 will be less than the level incurred in 2007. These expenses will be primarily related to activities surrounding the ANDES clinical trial in a range of $15.0 million to $20.0 million, and other programs associated with the development of AGI-1067.
     Marketing, General and Administrative. Marketing, general and administrative expenses were $13.9 million for the year ended December 31, 2007, compared to $13.4 million for the same period in 2006. The increase of $563,000, or 4%, is primarily due to higher marketing-related costs in the first half of 2007.
     Restructuring and Impairment Costs. AtheroGenics implemented a new business plan that involved streamlining company operations and focusing on the development of AGI-1067 in diabetes. In connection with the new business plan, restructuring and impairment costs of $10.0 million were incurred in June 2007. We recorded non-cash impairments for asset write-downs of $9.0 million of which $7.5 million was a result of the termination of the collaboration and transition of commercial manufacturing activities from AstraZeneca. Other restructuring and impairment costs include severance of approximately $1.0 million associated with the reduction in workforce and asset impairment costs of approximately $1.5 million for certain excess laboratory equipment and leasehold improvements.
Interest and Other Income
     Interest and other income is primarily comprised of interest income earned on our cash and short-term investments. Interest and other income was $6.0 million for the year ended December 31, 2007, compared to $9.2 million for the same period in 2006. The decrease was a result of the lower balance of cash and short-term investment funds in 2007 than in the comparable period in 2006.
Interest Expense
     Interest expense was $11.1 million for the year ended December 31, 2007 compared to $8.4 million for the same period in 2006. The increase in interest expense is due to accretion of the discount of $2.1 million related to the $38.0 million of the 4.5% convertible notes due 2008 that were exchanged for $60.4 million of the 4.5% convertible notes due 2011, as well as the additional interest for the newly issued notes and the write-off of debt issuance costs related to the extinguished notes.
Other Expense
     Other expense was $3.5 million for the year ended December 31, 2006 is due to non-cash expense related to the exchange of $14.0 million of our 4.5% convertible notes for common stock in the first quarter of 2006. There was no other expense in 2007.

Income Taxes
     As of December 31, 2007, we had net operating loss carryforwards and research and development credit carryforwards of $387.8 million and $13.6 million, respectively, available to offset future taxable income. The net operating loss carryforwards and the research and development credit carryforwards will expire between 2010 and 2028. Because of our lack of earnings history, the resulting deferred tax assets have been fully offset by a valuation allowance. The utilization of the carryforwards is dependent upon the timing and extent of our future profitability. The annual limitations combined with the expiration dates of the carryforwards may prevent the utilization of all of the net operating loss and research and development credit carryforwards if we do not attain sufficient profitability by the expiration dates of the carryforwards.
Comparison of Years Ended December 31, 2006 and 2005
Revenues
     Total revenues were $31.7 million for the year ended December 31, 2006. The license fee revenues of $22.9 million are attributable to the license and collaboration agreement, effective January 2006, with AstraZeneca for the development and commercialization of AGI-1067. This amount represents the earned portion of the $50.0 million nonrefundable license fee that is being amortized over 24 months. The research and development revenues of $8.8 million were for services performed for AstraZeneca related to the FOCUS clinical trial. There were no revenues during 2005.
Expenses
     Research and Development. Research and development expenses were $82.9 million for the year ended December 31, 2006, compared to $71.3 million for the same period in 2005. The increase of $11.6 million, or 16%, was primarily due to expenditures associated with the ARISE clinical trial and the start up of the FOCUS clinical trial, which include activities for clinical drug supply, data management, study monitoring and payments to clinical investigators, and preparation for a New Drug Application filing. Also contributing to the increase was the non- cash stock-based compensation of $4.9 million, resulting from the adoption of SFAS 123(R) in January 2006.
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
Interest Expense
     Interest expense was $8.4 million for the year ended December 31, 2006 compared to $8.9 million for the same period in 2005. The decrease in interest expense is due to the lower aggregate principal amount of our 4.5% convertible notes outstanding compared to prior year. Our outstanding debt balance was reduced by $14.0 million in January 2006 when certain note holders elected to convert their holdings into shares of our common stock.
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
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through sales of equity securities and convertible notes. At December 31, 2007, we had cash, cash equivalents and short-term investments of $92.9 million, compared with $151.8 million and $182.5 million at December 31, 2006 and 2005, respectively. Working capital at December 31, 2007 was $50.2 million, compared to $118.8 million and $173.2 million at December 31, 2006 and 2005, respectively. The decrease in cash, cash equivalents, short-term investments and working capital in 2007 and 2006 is primarily due to the use of funds for operating purposes. The increase in cash, cash equivalents and short-term investments and working capital in 2005 is due to funds received from the issuance of our 1.5% convertible notes in January 2005 that raised net proceeds of approximately $193.6 million.
     Net cash used in operating activities was $56.4 million in 2007 compared to $27.0 million in 2006 and $77.8 million in 2005. The use of cash in operating activities in 2007 is primarily attributable to funding a net loss of $49.5 million that included expenditures for the close-out of our ARISE and FOCUS Phase III clinical trials for AGI-1067, the start-up of our ANDES Phase III clinical trial for AGI-1067, as well as other ongoing product development activities. The use of cash in operating activities in 2006 is primarily attributable to funding a net loss of $67.3 million, partially offset by the $50.0 million license fee received from AstraZeneca. For 2008, cash expenditures for the ANDES clinical trial are estimated to be in the range of $15.0 million to $20.0 million.
     Net cash provided by investing activities was $43.3 million in 2007 compared to $30.4 million in 2006 and $51.7 million used in investing activities in 2005. Net cash provided by investing activities in 2007 consisted primarily of net sales of available-for-sale securities, partially offset by $2.6 million to purchase equipment and leasehold improvements. Net cash provided by investing activities in 2006 consisted primarily of net sales of available-for-sale securities. This was partially offset by $5.5 million to purchase equipment and leasehold improvements, which included $3.5 million for commercial manufacturing equipment. Net cash used in investing activities in 2005 consisted primarily of net purchases of available-for-sale securities. Additionally, in 2005, $3.0 million was used to purchase equipment and leasehold improvements, which included $1.9 million spent for commercial manufacturing equipment.
     Net cash provided by financing activities was $23,075 in 2007 compared to $1.7 million in 2006 and $196.5 million in 2005. Net cash provided by financing activities in 2007 and 2006 consisted of primarily of proceeds received upon exercise of common stock options. Net cash provided by financing activities in 2005 consisted primarily of $193.6 million received from the issuance of 1.5% convertible notes in January 2005.
     In August 2003, we issued $100 million in aggregate principal amount of 4.5% convertible notes due 2008 (the “2008 Notes”) through a Rule 144A private placement to qualified institutional buyers. These notes initially are convertible into our common stock at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately $15.34 per share. Net proceeds were approximately $96.7 million. Interest on the 4.5% convertible notes is payable semi-annually in arrears on March 1 and September 1. In January 2006, we exchanged $14.0 million in aggregate principal amount of the 4.5% convertible notes for 1,085,000 shares of our common stock. In July 2007, we extinguished $38.0 million of the 2008 Notes and, and in exchange, issued $60.4 million of 4.5% convertible notes due 2011 (the “2011 Notes”). The 2011 Notes were initially recorded at their fair value of $38.0 million. The $22.4 million difference between the principal amount and the initial fair value of the debt, the discount, will be accreted up to the face amount as additional interest expense over the remaining life of the 2011 Notes. As of December 31, 2007, we have recorded $1.6 million of accrued interest expense related to the 2008 Notes and the 2011 Notes, which is due March 1, 2008.
     In January 2008, we redeemed $17.5 million in aggregate principal amount of our 2008 Notes, and in exchange issued $11.5 million of 2011 Notes along with $5.5 million of cash. From time to time, we may enter into additional exchange offers and/or purchases of these notes.
     As of February 25, 2008, we had approximately $30.5 million of 2008 Notes outstanding, which amount will become due on September 1, 2008. Although we expect to have enough cash on hand to repay all amounts due pursuant to the 2008 Notes and fund 2008 operations, this repayment will leave substantially less cash to fund ongoing operations during 2009. Our strategy is to raise additional capital, enter into collaboration arrangements to fund the development and commercialization of AGI-1067, or restructure our 2008 Notes before they become due. In addition, we received notices from Nasdaq of violations of two listing standards: (1) failure to maintain a market value of listed securities above $50 million and (2) failure to maintain a closing bid price of our common stock above $1.00. If our common stock fails to be listed on the Nasdaq Global Market or another national securities exchange, each holder of the notes will have the right to require us to redeem the notes at face value. If the maturity of the outstanding notes were accelerated we would attempt to refinance or restructure these obligations. If we do not have sufficient liquidity to fund operations or pay any of our debt when due, we may seek relief under Title 11 of the U.S. Code (the “Bankruptcy Code”) at some point in the future.
     In January 2005, we issued $200 million in aggregate principal amount of 1.5% convertible notes due 2012 (the“2012 Notes”) through a Rule 144A private placement to qualified institutional buyers. These notes are convertible into shares of our common stock at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, or approximately $25.92 per share. Interest on the 2012 Notes is payable semi-annually in arrears on February 1 and August 1. Net proceeds were approximately $193.6 million. As of December 31, 2007, we have recorded $1.3 million of accrued interest expense related to the notes, which is due February 1, 2008.
     The following table summarizes our long-term contractual obligations as of December 31, 2007:

	Payments Due by Period
	Total	2008	2009-2010	2011-2012	Thereafter
Contractual obligations
Operating leases	$1,484,114	$1,269,463	$214,651	$—	$—
Long-term debt (1)	308,410,000	35,968,750	—	272,441,250	—
Interest on long-term debt	26,196,435	7,607,910	12,470,820	6,117,705	—

Total contractual obligations	$336,090,549	$44,846,123	$12,685,471	$278,558,955	$—

(1)	The long-term debt to be paid in 2011-2012 does not reflect the remaining discount of $20.3 million related to the debt extinguishment in July 2007 discussed above.
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

• our ability to maintain and establish collaborations and the financial terms of any collaborations;

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
     The following table summarizes the maturity of the debt and projected annual weighted average interest rates on our convertible notes as of December 31, 2007.

					Value as of
					December 31,
	2008	2009-2010	2011-2012	Total	2007
Long-term debt — fixed rate
Maturity	$35,968,750	$—	$272,441,250	$308,410,000	$39,830,450
Weighted average interest rate	4.5%		2.3%

(1)	The long-term debt to be paid in 2011-2012 does not reflect the remaining discount of $20.3 million related to the debt extinguishment in July 2007 as discussed in Liquidity and Capital Resources above.

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
     Management, including AtheroGenics’ principal executive officer and principal financial officer, assessed the effectiveness of AtheroGenics’ internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on our assessment and those criteria, management believes that AtheroGenics maintained effective internal control over financial reporting as of December 31, 2007.
     AtheroGenics’ independent registered public accounting firm has issued a report on AtheroGenics’ internal control over financial reporting which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL
The Board of Directors and Shareholders of AtheroGenics, Inc.
We have audited AtheroGenics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). AtheroGenics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on AtheroGenics, Inc.’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, AtheroGenics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of AtheroGenics, Inc. as of December 31, 2007 and 2006, and the related statements of operations, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
Atlanta, Georgia
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS
The Board of Directors and Shareholders of AtheroGenics, Inc.
We have audited the accompanying balance sheets of AtheroGenics, Inc. as of December 31, 2007 and 2006, and the related statements of operations, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AtheroGenics, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AtheroGenics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
Atlanta, Georgia
February 29, 2008

ATHEROGENICS, INC.
BALANCE SHEETS

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$74,795,388	$87,846,079
Short-term investments	18,080,032	63,964,860
Accounts receivable	2,634,422	6,537,892
Prepaid expenses	908,379	4,038,419
Interest receivable	381,881	643,097

Total current assets	96,800,102	163,030,347

Equipment and leasehold improvements, net of accumulated depreciation and amortization	2,361,053	9,684,965
Debt issuance costs and other assets	3,977,873	5,624,352

Total assets	$103,139,028	$178,339,664

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$781,119	$3,183,511
Accrued research and development	3,765,745	11,263,164
Accrued interest	2,876,150	2,540,000
Accrued compensation	2,258,051	1,465,644
Accrued and other liabilities	920,736	791,661
Current portion of convertible notes payable	35,968,750	—
Current portion of deferred revenue	—	25,000,000

Total current liabilities	46,570,551	44,243,980

Convertible notes payable, net of current portion	252,163,102	286,000,000
Long-term portion of deferred revenue	—	2,083,333

Shareholders’ deficit:
Preferred stock, no par value: Authorized—5,000,000 shares	—	—
Common stock, no par value: Authorized—100,000,000 shares; issued and outstanding — 39,518,492 and 39,452,927 shares at December 31, 2007 and 2006, respectively	215,243,310	207,388,894
Warrants	613,021	613,021
Accumulated deficit	(411,465,815)	(361,997,246)
Accumulated other comprehensive income	14,859	7,682

Total shareholders’ deficit	(195,594,625)	(153,987,649)

Total liabilities and shareholders’ deficit	$103,139,028	$178,339,664

The accompanying notes are an integral part of these financial statements.

ATHEROGENICS, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Revenues:
License fees	$27,083,333	$22,916,667	$—
Research and development	25,193,494	8,758,178	—

Total revenues	52,276,827	31,674,845	—

Operating expenses:
Research and development	72,696,066	82,855,340	71,278,945
Marketing, general and administrative	13,936,132	13,373,112	9,050,290
Restructuring and impairment costs	9,996,332	—	—

Total operating expenses	96,628,530	96,228,452	80,329,235

Operating loss	(44,351,703)	(64,553,607)	(80,329,235)
Interest and other income	6,007,678	9,175,817	6,691,965
Interest expense	(11,124,544)	(8,423,346)	(8,917,057)
Other expense	—	(3,521,236)	—

Net loss	$(49,468,569)	$(67,322,372)	$(82,554,327)

Net loss per share—basic and diluted	$(1.25)	$(1.71)	$(2.19)

Weighted average shares outstanding—basic and diluted	39,500,154	39,383,376	37,774,203

The accompanying notes are an integral part of these financial statements.

ATHEROGENICS, INC.
STATEMENTS OF SHAREHOLDERS’ DEFICIT

						Accumulated
				Deferred		Other	Total
	Common Stock			Stock	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Warrants	Compensation	Deficit	(Loss) Income	Deficit
Balance at January 1, 2005	37,368,658	$175,713,265	$828,804	$(324,607)	$(212,120,547)	$(39,297)	$(35,942,382)
Issuance of common stock for exercise of stock options at $.10 to $14.86 per share	727,178	2,989,844	—	—	—	—	2,989,844
Issuance of common stock for exercise of warrants	47,842	154,768	(154,768)	—	—	—	—
Adjustments to market value for variable stock options and warrants issued to non-employees	—	(27,456)	(53,813)	81,269	—	—	—
Amortization of deferred stock compensation	—	—	—	184,293	—	—	184,293
Net loss	—	—	—	—	(82,554,327)	—	(82,554,327)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(113,644)	(113,644)

Comprehensive loss							(82,667,971)

Balance at December 31, 2005	38,143,678	178,830,421	620,223	(59,045)	(294,674,874)	(152,941)	(115,436,216)
Issuance of common stock for exercise of stock options at $.30 to $16.52 per share	224,249	1,762,357	—	—	—	—	1,762,357
Issuance of common stock for debt conversion	1,085,000	17,562,557	—	—	—	—	17,562,557
Adjustments to market value for variable stock options and warrants issued to non-employees	—	(5,433)	(7,202)	12,635	—	—	—
Amortization of non-employee deferred stock compensation	—	—	—	46,410	—	—	46,410
Stock-based compensation	—	9,238,992	—	—	—	—	9,238,992
Net loss	—	—	—	—	(67,322,372)	—	(67,322,372)
Unrealized gain on available-for-sale securities	—	—	—	—	—	160,623	160,623

Comprehensive loss							(67,161,749)

Balance at December 31, 2006	39,452,927	207,388,894	613,021	—	(361,997,246)	7,682	(153,987,649)
Issuance of common stock for exercise of stock options at $.30 to $.38 per share	65,565	23,075	—	—	—	—	23,075
Stock-based compensation	—	7,831,341	—	—	—	—	7,831,341
Net loss	—	—	—	—	(49,468,569)	—	(49,468,569)
Unrealized gain on available-for-sale securities	—	—	—	—	—	7,177	7,177

Comprehensive loss							(49,461,392)

Balance at December 31, 2007	39,518,492	$215,243,310	$613,021	$—	$(411,465,815)	$14,859	$(195,594,625)

The accompanying notes are an integral part of these financial statements.

ATHEROGENICS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(49,468,569)	$(67,322,372)	$(82,554,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment costs	9,005,153	—	—
Amortization of deferred revenue	(27,083,333)	(22,916,667)	—
Stock-based compensation	7,831,341	9,285,402	184,293
Loss on debt conversion	—	3,521,236	—
Amortization of discount on 4.5% convertible notes due 2011	2,131,852	—	—
Amortization of debt issuance costs	1,646,479	1,483,169	1,504,172
Depreciation and amortization	911,124	972,009	808,599
Changes in operating assets and liabilities:
Accounts receivable	3,903,470	(6,518,499)	—
Prepaid expenses	3,130,040	(1,398,519)	(5,603)
Interest receivable	261,216	237,702	(351,787)
Accounts payable	(2,402,392)	995,050	(649,592)
Accrued research and development	(7,497,419)	6,262,136	(136,924)
Accrued interest	336,150	68,250	1,250,000
Accrued compensation	792,407	(1,183,996)	1,410,393
Accrued and other liabilities	129,075	(519,431)	755,076
Deferred revenue	—	50,000,000	—

Net cash used in operating activities	(56,373,406)	(27,034,530)	(77,785,700)

Investing activities
Sales and maturities of short-term investments	110,008,090	138,814,368	151,882,055
Purchases of short-term investments	(64,116,085)	(102,945,761)	(200,633,447)
Purchases of equipment and leasehold improvements	(2,592,365)	(5,494,454)	(2,977,050)

Net cash provided by (used in) investing activities	43,299,640	30,374,153	(51,728,442)

Financing activities
Proceeds from the sale of convertible notes	—	—	193,566,977
Proceeds from the exercise of common stock options	23,075	1,762,357	2,989,844
Payments on equipment loan	—	(87,580)	(99,919)

Net cash provided by financing activities	23,075	1,674,777	196,456,902

(Decrease) increase in cash and cash equivalents	(13,050,691)	5,014,400	66,942,760
Cash and cash equivalents at beginning of year	87,846,079	82,831,679	15,888,919

Cash and cash equivalents at end of year	$74,795,388	$87,846,079	$82,831,679

Supplemental disclosures of cash flow information
Interest paid	$7,010,062	$6,871,927	$6,162,886
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
1. Description of Business and Significant Accounting Policies
Description of Business
     AtheroGenics, Inc. (“AtheroGenics”) was incorporated on November 23, 1993 (date of inception) in the State of Georgia to focus on the discovery, development and commercialization of novel therapeutics for the treatment of chronic inflammatory diseases, such as diabetes and coronary heart disease (atherosclerosis).
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
Short-Term Investments
     Short-term investments consist of commercial paper, corporate notes and government agency notes with original maturities of greater than three months when purchased.
     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. These investments are accounted for in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. AtheroGenics has classified all investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders’ deficit. Realized gains and losses are included in investment income and are determined on a specific identification basis.
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
Accounts Receivable
     Accounts receivable consists primarily of receivables related to the FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 Plus Usual Care Study) clinical trial which we conducted for IPR Pharmaceuticals, Inc. (“AstraZeneca”). As of December 31, 2007, accounts receivable were $2,634,422.
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
Revenue Recognition
     AtheroGenics recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements.
     In accordance with SAB 104, license fees, which are nonrefundable, are recognized when the related license agreements specify that no further efforts or obligations are required of us. In February 2006, AtheroGenics received a $50,000,000 license fee in connection with its license and collaboration agreement with AstraZeneca. The upfront nonrefundable license payment was being recognized on a straight-line basis over the 24-month period that AtheroGenics estimated it was obligated to provide services to the licensee. In April 2007, AstraZeneca announced that it was ending the license and collaboration agreements and any further obligations required of AtheroGenics. As such, the remaining balance of approximately $20,800,000 in deferred revenue related to the license fee was recognized as revenue.
     During 2006, AstraZeneca separately engaged AtheroGenics to conduct the FOCUS clinical trial. Revenues under the research and development agreement pertaining clinical trials are recognized in accordance with SAB 104 and Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent (“EITF 99-19”). According to the criteria established by EITF. 99-19, AtheroGenics is the primary obligor of the agreement because it is responsible for the selection, negotiation, contracting and payment of the third party suppliers. In addition, any liabilities resulting from the agreement are the responsibility of AtheroGenics. Research and development revenues are recognized, on a gross basis, as activities are performed under the terms of the related agreement. The FOCUS clinical trial, which has concluded, was fully funded by AstraZeneca.
Research and Development and Patent Costs
     Research and development costs, including all related salaries, clinical trial expenses, facility costs and expenditures related to obtaining patents, are charged to expense when incurred.
Restructuring and Impairment Costs
     In May 2007, AtheroGenics implemented an organizational restructuring plan that reduced its workforce by approximately 50% to 67 employees. This action was designed to streamline company operations and was the first step in the strategic plan to continue advancing the development of AGI-1067. As a result, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, AtheroGenics recorded a charge of approximately $1,000,000 for severance in the second quarter of 2007. As of December 31, 2007, all of the severance had been paid.
     In addition to the reduction in workforce, AtheroGenics determined that in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, certain excess laboratory equipment and related leasehold improvements, as well as commercial manufacturing equipment had been impaired. As AtheroGenics has no assurance that such assets will be utilized, an impairment test was performed in accordance with SFAS 144 based on estimates of cash flows associated with the equipment. Based on the results of this impairment test, AtheroGenics recorded a non-cash impairment charge of approximately $9,000,000 in the second quarter of 2007.

Stock-Based Compensation
     On January 1, 2006, AtheroGenics adopted SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”) which requires that companies recognize expense associated with stock option grants and other equity instruments to employees in the financial statements. AtheroGenics adopted SFAS 123(R) using the modified prospective method and uses the Black-Scholes option valuation model to measure the fair value of share-based payments. SFAS 123(R) applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date.
     For the years ended December 31, 2007 and 2006, AtheroGenics recorded approximately $7,800,000 and $9,300,000, respectively, of employee stock-based compensation expense. As a result of adopting SFAS 123(R), AtheroGenics’ net loss per share was impacted $(0.20) and $(0.23) for the years ended December 31, 2007 and 2006, respectively. AtheroGenics has a net operating loss carryforward as of December 31, 2007 and 2006, and therefore no excess tax benefits for tax deductions related to the stock options were recognized. As of December 31, 2007, unamortized stock-based compensation expenses of approximately $13,900,000 remain to be recognized over a weighted average period of approximately three years.
     For the years ended December 31, 2007 and 2006, AtheroGenics calculated a forfeiture rate of 10.31% and 5.66%, respectively, based on historical data. Expected volatility is based on historical volatility of AtheroGenics’ common stock. The expected term of the stock options granted is also based on historical data and represents the period of time that stock options granted are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury rates in effect at the time of the grant for periods corresponding with the expected term of the options. For stock options granted during the twelve months ended December 31, 2007 and 2006 the following weighted average assumptions were used:

	2007	2006

Expected life	4 years	5 years
Risk-free interest rate	4.3%	4.7%
Volatility	83.70%	64.92%
Fair value of grants	$0.94	$7.58
     Prior to the adoption of SFAS 123(R), AtheroGenics accounted for its stock-based compensation expenses under the provision of APB 25 and related interpretations. Under APB 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense was recognized. AtheroGenics had adopted the provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, using pro forma disclosure only.
     The following table illustrates the effect on net loss and net loss per share as if the fair value based method had been applied to all outstanding and unvested options in each period, based on the provisions of SFAS 123 and SFAS 148.

2005

Net loss, as reported	$(82,554,327)
Add: Stock-based employee compensation expense included in reported net loss	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,764,619)

Pro forma net loss	$(91,318,946)

Net loss per share:
Basic and diluted, as reported	$(2.19)

Basic and diluted, pro forma	$(2.42)

     The fair value for these options (which are granted with an exercise price equal to fair market value on the grant date) was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

2005

Expected life	5 years
Risk-free interest rate	4.2%
Volatility	77.75%
Fair value of grants	$8.80
Income Taxes
     The liability method is used in accounting for income taxes. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are anticipated to reverse.
Comprehensive Income (Loss)
     AtheroGenics computes comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities. Comprehensive loss was $49,461,392, $67,161,749 and $82,667,971 for the years ended December 31, 2007, 2006 and 2005, respectively.
Recently Issued Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 17, 2007. AtheroGenics does not believe adoption will have a material impact on its results of operations.
     In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments at fair value rather than under other GAAP, such as historical costs. This results in the financial instrument being marked to fair value every reporting period with the gain or loss from a change in the fair value recorded in the statement of operations. SFAS 159 is effective for fiscal years beginning after November 17, 2007. AtheroGenics is currently analyzing the impact, if any, that SFAS 159 will have on its results of operations.
2. Collaborations
     In 2005, AtheroGenics announced a license and collaboration agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement, AtheroGenics received an upfront nonrefundable license fee of $50,000,000 and, subject to the achievement of specific milestones including a successful outcome in ARISE (Aggressive Reduction of Inflammation Stops Events), AtheroGenics was eligible for development and regulatory milestones of up to an aggregate of $300,000,000. The agreement also provided for progressively demanding sales performance related milestones of up to an additional $650,000,000 in the aggregate. In addition, AtheroGenics was to receive royalties on product sales. AstraZeneca was responsible for supplying all of the manufacturing, packaging and labeling. AstraZeneca had the right to terminate the license and collaboration agreement at specified periods. In April 2007, AstraZeneca notified us that pursuant to the terms of the agreement, it was ending the collaboration. The agreement was terminated in July 2007.
     In the second half of 2006, AtheroGenics was engaged separately by AstraZeneca to conduct FOCUS. FOCUS was a follow-up Phase III clinical trial for patients exiting ARISE, designed to collect extended safety information. Pursuant to the terms of the license agreement, AstraZeneca funded the entire cost of the trial which has been concluded.
     In 2004, AtheroGenics announced a collaboration with Astellas Pharma Inc. (Formerly Known As Fujisawa Pharmaceutical Co., Ltd.) to develop AGI-1096 as an oral treatment for the prevention of organ transplant rejection. Under the agreement, AtheroGenics agreed to collaborate with Astellas to conduct preclinical and early stage clinical development trials, with Astellas funding all development costs during the term of the agreement. Astellas received an option to negotiate for late stage development and commercial rights to the compound. Astellas has informed us that they have completed their current development activities and do not have further development plans.
3. Short-Term Investments
     Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition. AtheroGenics has invested primarily in corporate notes and commercial paper, all of which have a minimum investment rating of A1/P1, and government agency notes. There were no realized gains or losses from the sale of investments for the years ended December 31, 2007 and 2006. The cumulative unrealized gains were $14,859 and $7,682 at December 31, 2007 and 2006, respectively. The following table summarizes the estimated fair value of AtheroGenics’ short-term investments:

	December 31,
	2007	2006

Commercial paper	$12,301,963	$22,715,730
Corporate notes	3,776,569	12,509,175
Government agency notes	2,001,500	28,739,955

Total	$18,080,032	$63,964,860

     All available-for-sale securities held at December 31, 2007 will mature during 2008.
4. Equipment and Leasehold Improvements
     Equipment and leasehold improvements consist of the following:

	December 31,
	2007	2006

Construction-in-progress	$—	$5,429,178
Laboratory equipment	3,316,350	3,382,243
Leasehold improvements	3,107,353	3,244,412
Computer and office equipment	2,702,639	2,349,797

	9,126,342	14,405,630
Accumulated depreciation and amortization	(6,765,289)	(4,720,665)

Net equipment and leasehold improvements	$2,361,053	$9,684,965

     In March 2005, AtheroGenics had committed to purchase certain commercial manufacturing equipment for AGI-1067, to be delivered in 2006. In March 2006, AstraZeneca assumed this commitment, and the costs were shared equally between AtheroGenics and AstraZeneca, subject to a limit on AtheroGenics’ portion, as part of the joint license and collaboration agreements that were signed in December 2005. As a result of the termination of the collaboration and transition of commercial manufacturing equipment by AstraZeneca, this equipment was deemed impaired and AtheroGenics recorded a non-cash write-down of approximately $7,500,000 in the second quarter of 2007.
     In May 2007, AtheroGenics implemented an organizational restructuring and recorded a non-cash write-down of approximately $1,500,000 for certain excess laboratory equipment and related leasehold improvements that were deemed impaired.
5. Convertible Notes Payable
     In August 2003, AtheroGenics issued $100,000,000 in aggregate principal amount of 4.5% convertible notes due September 1, 2008 (the “2008 Notes”) with interest payable semi-annually in March and September. Net proceeds to AtheroGenics were approximately $96,700,000, after deducting expenses and underwriter’s discounts and commissions. The issuance costs related to the notes are recorded as debt issuance costs and other assets and are being amortized to interest expense over the five-year life of the notes. The notes may be converted into shares of AtheroGenics’ common stock, at the option of the holder, prior to the close of business on September 1, 2008 at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, representing a conversion price of approximately $15.34.

     In January 2006, AtheroGenics exchanged $14,000,000 in aggregate principal amount of the 2008 Notes for approximately 1,100,000 shares of AtheroGenics common stock. In accordance with SFAS No. 84, Induced Conversion of Convertible Debt, this transaction resulted in a non-cash charge of approximately $3,500,000 related to the premium paid in excess of the conversion price in order to induce conversion of the notes and the write-off of the portion of debt issuance costs attributable to the notes converted. This amount is recorded as other expense in the statements of operations.
     In July 2007, AtheroGenics extinguished $38,000,000 in aggregate principal amount of the 2008 Notes with certain holders and issued $60,400,000 in aggregate principal amount of 4.5% Convertible Notes due 2011 (the “2011 Notes”). This exchange was accounted for in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The 2011 Notes were initially recorded at their fair value of $38,000,000. The $22,400,000 difference between the principal amount and the initial fair value of the 2011 Notes, the discount, will be accreted up to the face amount of $60,400,000 as additional interest expense over the remaining life of the new convertible notes. As of December 31, 2007, the remaining balance of the discount on these notes was approximately $20,300,000.
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
     In January 2008, AtheroGenics redeemed $17,500,000 of its 2008 Notes and, in exchange, issued $11,500,000 of 4.5% convertible notes due in 2011 along with $5,500,000 of cash. Based on this transaction and the guidance in SFAS 6, Classification of Short-Term Obligations Expected to Be Refinanced, AtheroGenics reclassified, as of December 31, 2007, $12,000,000 from current portion of convertible notes payable to non-current portion of convertible notes payable. In accordance with the guidance in SFAS 6, AtheroGenics has the intent and ability to refinance this debt as evidenced by this January 2008 transaction.
     In January 2005, AtheroGenics issued $200,000,000 in aggregate principal amount of 1.5% convertible notes due February 1, 2012 (the “2012 Notes”) with interest payable semi-annually in February and August. Net proceeds to AtheroGenics were approximately $193,600,000, after deducting expenses and underwriter’s discounts and commissions. The issuance costs related to the notes are recorded as debt issuance costs and other assets and are being amortized to interest expense over the seven-year life of the notes. The 2012 Notes may be converted into shares of AtheroGenics’ common stock, at the option of the holder, at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, which represents a conversion price of approximately $25.92.
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
     As of December 31, 2007, AtheroGenics has reserved a total of 14,783,194 shares of common stock for future issuance in connection with the 2008 Notes, the 2011 Notes and the 2012 Notes. In addition, as of December 31, 2007, there was approximately $1,600,000 of accrued interest related to the 2008 Notes and the 2011 Notes, which is due March 1, 2008, and $1,300,000 of accrued interest related to the 2012 Notes, which is due February 1, 2008.

     Maturities of long-term debt as of December 31, 2007 are as follows:

4.5% convertible notes due 2008	$35,968,750

4.5% convertible notes due 2011	72,441,250
1.5 % convertible notes due 2012	200,000,000

Face value of convertible notes due 2011 and 2012	272.441.250
Discount on the notes due 2011	(20,278,148)

Total 2011 Notes and 2012 Notes	$252,163,102

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
     During all periods presented, AtheroGenics had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of the following at the dates indicated:

	Year Ended December 31,
	2007	2006	2005

Shares underlying convertible notes	14,783,194	13,322,307	14,234,953
Options	6,600,816	6,521,524	4,375,632
Warrants	82,436	82,436	82,436

Total	21,466,446	19,926,267	18,693,021

Weighted average conversion price of shares underlying convertible notes	$20.86	$21.47	$22.39

Weighted average exercise price of options	$8.56	$11.73	$11.17

Weighted average exercise price of warrants	$5.64	$5.64	$5.64

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
8. Stock Options and Warrants
     During 1997, AtheroGenics established an equity ownership plan (the “1997 Plan”) whereby options to purchase AtheroGenics’ common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair value of the shares on the dates of grant. The 1997 Plan, as amended, authorizes the grant of options for up to 3,724,416 shares of AtheroGenics’ common stock. The 1997 Plan expired in 2007 and 119,475 shares that were available for grant expired. As of December 31, 2007, AtheroGenics had 1,298,087 shares of common stock reserved for issuance under the 1997 Plan in connection with outstanding options.
     During 2001, AtheroGenics established an equity ownership plan (the “2001 Plan”) whereby options to purchase AtheroGenics’ common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair value of the shares on the dates of grant. The 2001 Plan allows for grants of non-qualified options, incentive stock options and shares of restricted stock. Non-qualified options granted under the 2001 Plan may vest immediately for non-employees, but generally vest over a four-year period for employees. Incentive stock options generally vest over four years. The 2001 Plan authorizes the grant of options for up to 2,000,000 shares of AtheroGenics’ common stock. As of December 31, 2007, AtheroGenics had 1,563,464 shares of common stock reserved for issuance under the 2001 Plan in connection with outstanding options or future grants.
     During 2004, AtheroGenics established an equity ownership plan (the “2004 Plan”) whereby options to purchase AtheroGenics’ common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair value of the shares on the dates of grant. The 2004 Plan authorizes the grant of options for up to 4,500,000 shares of AtheroGenics’ common stock. As of December 31, 2007, AtheroGenics had 4,484,000 shares of common stock reserved for issuance under the 2004 Plan in connection with outstanding options or future grants. The terms of the 2004 Plan are substantially similar to the terms of the 2001 Plan.
     A summary of stock option activity under previous plans, the 1997 Plan, the 2001 Plan and the 2004 Plan follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value

Outstanding at January 1, 2005	4,955,801	$10.20
Granted	317,900	13.46
Exercised	(727,178)	4.11
Canceled	(170,891)	17.49

Outstanding at December 31, 2005	4,375,632	11.17
Granted	2,548,347	12.84
Exercised	(224,249)	7.86
Canceled	(178,206)	18.71

Outstanding at December 31, 2006	6,521,524	11.73
Granted	1,829,196	1.56
Exercised	(65,565)	.35
Canceled	(1,684,339)	13.53

Outstanding at December 31, 2007	6,600,816	$8.56	6.45	$18,440

Vested and expected to vest at December 31, 2007	6,148,930	$8.76	6.28	$18,440

Exercisable at December 31, 2007	3,880,652	$9.92	4.89	$18,440

     The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $255,936, $2,036,178 and $9,796,231, respectively. Cash received from option exercises during the years ended December 31, 2007, 2006 and 2005 was $23,075, $1,762,357 and $2,989,844, respectively. AtheroGenics has a net operating loss carryforward as of December 31, 2007, and therefore no excess tax benefits for tax deductions related to the stock options were recognized.
     The following table summarizes information concerning currently outstanding and exercisable options granted under the 1997 Plan, the 2001 Plan and the 2004 Plan as of December 31, 2007.

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Remaining Years	Exercise Price	Exercisable	Exercise Price

$.30- $2.14	1,696,617	5.58	$.45	896,450	$.41
2.41 - 7.41	1,705,695	6.37	4.40	957,644	5.96
7.55 - 14.86	1,813,674	7.02	11.81	1,115,250	12.53
14.93 - 32.95	1,384,830	6.86	19.39	911,308	20.24

.30 - 32.95	6,600,816	6.45	$8.56	3,880,652	9.92

     During 2006 and 2005, AtheroGenics recorded a total of $46,410 and $184,293, respectively, of amortization of deferred stock compensation related to options and warrants which had been granted to non-employees in prior years. At December 31, 2007, warrants to purchase 56,000 shares of AtheroGenics’ common stock remain outstanding which were issued in connection with a license agreement in 2001.
9. Employee Benefit Plan
     AtheroGenics has a defined contribution plan covering eligible employees, which is qualified under Section 401(k) of the Internal Revenue Code (“IRC”). Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the IRC. AtheroGenics may make a discretionary contribution. During 2007, AtheroGenics matched 50% of employees’ contributions, up to a maximum of 6% of the employees’ annual base compensation. AtheroGenics’ contributions to the plan for 2007, 2006 and 2005 aggregated $254,197, $261,098 and $237,652, respectively. AtheroGenics’ stock is not an eligible investment under this plan.
10. Income Taxes
     AtheroGenics’ income tax expense was $0 for years ended December 31, 2007, 2006 and 2005. The primary factors causing income tax expense to be different than the federal statutory rates are as follows:

	December 31,
	2007	2006	2005

Incomes tax benefit at statutory rate	$(16,819,314)	$(22,889,606)	$(28,068,471)
Incentive stock options	1,713,073	2,132,144	—
State income tax benefit net of federal tax benefit	(1,758,635)	(2,416,408)	(3,269,151)
General business credit	(1,583,721)	(2,663,331)	(2,965,400)
Loss on debt conversion	1,121,880	—	—
Other	137,635	9,695	(136,356)
Valuation allowance	17,189,082	25,827,506	34,439,378

Income tax expense	$—	$—	$—

     At December 31, 2007, AtheroGenics had net operating loss carryforwards and research and development credit carryforwards of $387,791,865 and $13,607,265, respectively, for income tax purposes, which both begin to expire in 2010. The significant components of the deferred tax assets are:

	December 31,
	2007	2006

Net operating loss carryforwards	$146,807,285	$125,480,818
Research credits	13,607,265	12,023,544
Impairment reserve	3,414,258	—
Deferred stock compensation	2,355,798	1,380,850
Deferred revenue	—	10,280,833
Other	633,067	462,546

Total deferred tax assets	166,817,673	149,628,591
Valuation allowance	(166,817,673)	(149,628,591)

Net deferred tax assets	$—	$—

     Because of AtheroGenics’ lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased $17,189,082 and $25,827,506 in 2007 and 2006 as follows:

	December 31,
	2007	2006

Deferred tax valuation allowance at beginning of year	$149,628,591	$123,801,085
Change in cumulative tax differences	17,189,082	25,827,506

Deferred tax valuation allowance at end of year	$166,817,673	$149,628,591

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
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. AtheroGenics adopted the provision of FIN 48 on January 1, 2007. AtheroGenics has no uncertain tax positions and no cumulative adjustment was required or recorded as a result of the implementation of FIN 48. As of January 1, 2007 and December 31, 2007, AtheroGenics had no unrecognized tax benefits. AtheroGenics will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense if and when incurred. AtheroGenics has no interest or penalties related to unrecognized tax benefits accrued as of December 31, 2007. AtheroGenics does not anticipate that unrecognized benefits will be incurred within the next 12 months. Since AtheroGenics has tax net operating losses since inception, all tax years remain open under federal and state statute of limitations.
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

     At December 31, 2007, AtheroGenics’ minimum aggregate commitments under long-term, non-cancelable operating leases are as follows:

2008	$1,269,462
2009	212,897
2010	1,755
Thereafter	—

$1,484,114

     Net rent expense under operating leases amounted to $1,329,812, $1,351,190 and $1,161,682 in 2007, 2006 and 2005, respectively.
     As of February 25, 2008, AtheroGenics had approximately $30,500,000 of 2008 Notes outstanding, which amount will become due on September 1, 2008. Although AtheroGenics expects to have enough cash on hand to repay all amounts due pursuant to the 2008 Notes and fund the 2008 operations, this repayment will leave substantially less cash to fund ongoing operations during 2009. AtheroGenics’ strategy is to raise additional capital, enter into collaboration arrangements to fund the development and commercialization of AGI-1067, or restructure its 2008 Notes before they become due. In addition, AtheroGenics received notices from Nasdaq of violations of two listing standards: (1) failure to maintain a market value of listed securities above $50,000,000 and (2) failure to maintain a closing bid price of our common stock above $1.00. If AtheroGenics’ common stock fails to be listed on the Nasdaq Global Market or another national securities exchange, each holder of the notes will have the right to require AtheroGenics to redeem the notes at face value. If the maturity of the outstanding notes were accelerated AtheroGenics would attempt to refinance or restructure these obligations. If AtheroGenics does not have sufficient liquidity to fund operations or pay any of its debt when due, it may seek relief under Title 11 of the U.S. Code (the “Bankruptcy Code”) at some point in the future.
12. Subsequent Events
     On January 8, 2008, AtheroGenics issued approximately $11,500,000 in aggregate principal amount of its 2011 Notes and approximately $5,500,000 in cash consideration to certain holders (the “Holders”) of $17,500,000 in aggregate principal amount of its 2008 Notes. The terms of the 2011 Notes are substantially similar to the 2008 Notes including the same customary events of default, except that the 2011 Notes will mature in March 2011 as opposed to September 2008.
13. Quarterly Results of Operations (Unaudited)
     The following is a summary of the unaudited quarterly results of operations:

		Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$11,461,252	$30,258,704	$7,438,867	$3,118,004
Operating loss	(12,448,526)	(5,655,021)	(12,466,120)	(13,782,036)
Net loss	(12,652,624)	(6,138,681)	(14,675,467)	(16,001,797)
Net loss per share data:
Basic and diluted	(0.32)	(0.16)	(0.37)	(0.40)

		Year Ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$4,166,667	$6,250,000	$10,292,683	$10,965,495
Operating loss	(15,801,288)	(13,369,049)	(14,625,330)	(20,757,940)
Net loss	(19,224,807)	(13,056,223)	(14,373,320)	(20,668,022)
Net loss per share data:
Basic and diluted	(0.49)	(0.33)	(0.36)	(0.52)
     Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Management’s annual report on internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on the effectiveness of our internal control over financial reporting.  Management’s annual report on internal control over financial reporting and the related report from our independent registered public accounting firm are located in Item 8 of this Form 10-K and are incorporated herein by reference.
     Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for AtheroGenics. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
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
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     We have set forth information relating to the directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934 under the captions “Nominees,” “Executive Officers and Directors,” “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in our proxy statement for our 2008 annual meeting of shareholders to be held on May 22, 2008. We are incorporating this information by reference in this Form 10-K. Our definitive proxy statement will be filed with the SEC no later than 120 days after December 31, 2007.
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
Item 15. Exhibits and Financial Statement Schedules
(1)	Financial Statements, filed as part of this report

Report of Independent Registered Public Accounting Firm on Internal Control

Report of Independent Registered Public Accounting Firm on Financial Statements

Balance Sheets as of December 31, 2007 and 2006

Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Statements Shareholders’ Deficit for the years ended December 31, 2007, 2006 and 2005

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Financial Statements

(2)	Financial Statement Schedules

No financial statement schedules are provided, because the information called for is not required or is shown either in the financial statements or the notes thereto.

(3)	Listing of Exhibits

Exhibit No.		Description
3.01	—	Fourth Amended and Restated Articles of Incorporation of AtheroGenics, Inc. (filed as Exhibit 3.01 to Amendment No. 1 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on April 6, 2005 and incorporated herein by reference).

3.02	—	Third Amended and Restated Bylaws of AtheroGenics, Inc., as amended (filed as Exhibit 3.02 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

3.03	—	Amendment No. 1 to Third Amended and Restated Bylaws of AtheroGenics, Inc. (filed as Exhibit 3.02 to AtheroGenics’ Current Report on Form 8-K on December 8, 2006 and incorporated herein by reference).

4.01	—	Form of Common Stock Certificate (filed as Exhibit 4.01 to Amendment No. 4 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on August 4, 2000 and incorporated herein by reference).

4.02	—	Rights Agreement dated as of November 9, 2001 between AtheroGenics, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.4 of AtheroGenics’ Form 8-K on November 19, 2001 and incorporated herein by reference).

4.03	—	Indenture dated August 19, 2003 between AtheroGenics, Inc. and The Bank of New York Trust Company of Florida N.A., as Trustee (filed as Exhibit 4.1 to AtheroGenics’ Registration Statement on Form S-3, Registration No. 333-110160, on October 31, 2003 and incorporated herein by reference).

4.04	—	Global 4 1/2% Convertible Note Due 2008 (filed as Exhibit 4.04 to Amendment No. 1 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on April 6, 2005 and incorporated herein by reference).

4.05	—	Indenture dated January 12, 2005 between AtheroGenics, Inc. and The Bank of New York Trust Company of Florida N.A., as Trustee, including the form of Global 1.50% Convertible Note Due 2012 filed as Exhibit A thereto (filed as Exhibit 4.5 to AtheroGenics’ Registration Statement on Form S-3, Registration No. 333-123895, on April 6, 2005 and incorporated herein by reference).

4.06	—	Indenture dated July 11, 2007 between AtheroGenics, Inc. and The Bank of New York Trust Company of Florida N.A., as Trustee (filed as Exhibit 4.1 to AtheroGenics’ Current Report on Form 8-K, on July 12, 2007 and incorporated herein by reference).

10.01	—	Amended and Restated Master Rights Agreement dated October 31, 1995, as amended by First Amendment dated November 1, 1995; Second Amendment dated July 30, 1996; Third Amendment dated April 13, 1999; Fourth Amendment dated May 11, 1999; and Fifth Amendment dated August 30, 1999 (filed as Exhibit 4.02 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.02+	—	Exclusive License Agreement dated July 17, 1998 between The Regents of the University of California and AtheroGenics, Inc. (filed as Exhibit 10.02 to Amendment No. 4 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on August 4, 2000 and incorporated herein by reference).

10.03+	—	License Agreement dated January 11, 1995 between Emory University and AtheroGenics, Inc. (filed as Exhibit 10.03 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).

10.04+	—	Patent Purchase Agreement dated April 26, 1995 between AtheroGenics, Inc. and Sampath Parthasarathy, together with Services Agreement dated April 26, 1995 between AtheroGenics, Inc. and Sampath Parthasarathy (filed as Exhibit 10.04 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).

10.05+	—	Sponsored Research Agreement dated October 14, 1996 between Emory University and AtheroGenics, Inc. (filed as Exhibit 10.05 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).

10.06#	—	AtheroGenics, Inc. 1997 Equity Ownership Plan, as amended by Amendment No. 1 and Amendment No. 2 (filed as Exhibit 10.08 to Amendment No. 2 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on July 13, 2000 and incorporated herein by reference).

10.07	—	Preferred Shares Purchase Warrant dated August 24, 1998 between AtheroGenics, Inc. and certain Lenders named therein (filed as Exhibit 10.09 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.08	—	Series C Convertible Preferred Stock Purchase Warrants of AtheroGenics, Inc. (filed as Exhibit 10.10 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.09++	—	Lease Agreement dated June 19, 1998 between Cousins Properties, Inc. and AtheroGenics, Inc. (filed as Exhibit 10.12 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on February 25, 2000 and incorporated herein by reference).

10.10+	—	Exclusive License Agreement dated as of June 29, 2001 between AtheroGenics, Inc. and National Jewish Medical and Research Center (filed as Exhibit 10.17 to Amendment No. 1 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-64228, on July 23, 2001 and incorporated herein by reference).

10.11#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan (filed as Appendix B to the proxy statement on Schedule 14A for AtheroGenics’ 2004 Annual Shareholders’ Meeting as filed on March 26, 2004 and incorporated herein by reference).

10.12#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan form of incentive equity ownership agreement and form of directors’ nonqualified equity ownership agreement (filed as Exhibit 10.33 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on March 16, 2005 and incorporated herein by reference).

10.13#	—	Summary of non-employee director compensation (filed as the first paragraph under the caption “Director Compensation” in the proxy statement on Schedule 14A for AtheroGenics’ 2005 Annual Meeting of Shareholders as filed with the SEC on March 28, 2005 and incorporated herein by reference).

10.14#	—	Summary of non-employee directors compensation and 2005 executive officers target cash incentive (filed under Item 1.01 of AtheroGenics, Inc. Form 8-K on April 29, 2005 and incorporated herein by reference).

10.15+	—	First Amendment dated August 3, 2005 to License Agreement dated January 11, 1995 between AtheroGenics, Inc. and Emory University (filed as Exhibit 10.1 to AtheroGenics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.16	—	Registration Rights Agreement dated January 12, 2005 among AtheroGenics, Inc., as Issuer, and Morgan Stanley & Co. Incorporated, Lehman Brothers, Inc., JPMorgan Securities, Inc. and Lazard Freres & Co., as Initial Purchasers (filed as Exhibit 99.1 to AtheroGenics’ Current Report on Form 8-K on January 13, 2005 and incorporated herein by reference).

10.17+	—	License and Collaboration Agreement between AtheroGenics, Inc and IPR Pharmaceuticals, LP, dated December 22, 2005 (filed as Exhibit 10.35 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.18+	—	Co-Promotion Agreement by and between AstraZeneca Pharmaceuticals LP and AtheroGenics, Inc., dated as of December 22, 2005 (filed as Exhibit 10.36 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.19+	—	Transition Services Agreement, by and between IPR Pharmaceuticals, LP and AtheroGenics, Inc., dated December 22, 2005 (filed as Exhibit 10.37 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.20#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan form of nonqualified equity ownership agreement (filed as Exhibit 10.02 to AtheroGenics’ Current Report on Form 8-K on March 10, 2006 and incorporated herein by reference).

10.21	—	Form of Indemnification Agreement dated July 5, 2006 (filed as Exhibit 10.1 to AtheroGenics’ Current Report on Form 8-K on July 6, 2006 and incorporated herein by reference).

10.22#	—	Employment Agreement dated September 25, 2006 between AtheroGenics, Inc. and Robert A.D. Scott (filed as Exhibit 10.3 to AtheroGenics’ Current Report on Form 8-K on September 29, 2006 and incorporated herein by reference).

10.23*#	—	Employment Agreement dated December 14. 2007 between AtheroGenics, Inc. and Russell M. Medford.

10.24*#	—	Employment Agreement dated December 14, 2007 between AtheroGenics, Inc. and Mark P. Colonnese.

10.25*#	—	Employment Agreement dated February 13, 2008 between AtheroGenics, Inc. and W. Charles Montgomery.

10.26*#	—	Employment Agreement dated February 13, 2008 between AtheroGenics, Inc. and Joseph M. Gaynor, Jr

23.01*	—	Consent of Ernst & Young LLP.

24.01*	—	Powers of Attorney.

31.1*	—	Certifications of Chief Executive Officer under Rule 13a-14(a).

31.2*	—	Certifications of Chief Financial Officer under Rule 13a-14(a).

32*	—	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

*	Filed herewith.

+	Certain confidential information contained in this document has been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

++	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2008.

ATHEROGENICS, INC.
By:	/s/RUSSELL M. MEDFORD
Russell M. Medford, M.D., Ph.D.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Principal Executive Officer:

/s/RUSSELL M. MEDFORD Russell M. Medford	President and Chief Executive Officer, Director	March 3, 2008

Principal Financial and Principal Accounting Officer:

/s/MARK P. COLONNESE Mark P. Colonnese	Executive Vice President, Commercial Operations and Chief Financial Officer

*	Director	March 3, 2008
Michael A. Henos

*	Director	March 3, 2008
R. Wayne Alexander

*	Director	March 3, 2008
Samuel L. Barker

*	Director	March 3, 2008
David Bearman

*	Director	March 3, 2008
Vaughn D. Bryson

*	Director	March 3, 2008
T. Forcht Dagi

*	Director	March 3, 2008
Margaret E. Grayson

*	Director	March 3, 2008
Arthur M. Pappas

*	Director	March 3, 2008
William A. Scott

*By:	/s/JOSEPH M. GAYNOR, JR.

Joseph M. Gaynor, Jr.
Attorney-in-Fact