Form 10-Q
period 2008-03-31
ATHEROGENICS INC
filed 2008-05-09
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Non-accelerated filer  [   ]                                                      Smaller reporting company  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

As of May 7, 2008 there were 39,518,492 shares of the registrant's common stock outstanding.

_________________________

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Condensed Financial Statements (unaudited)

Condensed Balance Sheets
March 31, 2008 and December 31, 2007	1

Condensed Statements of Operations
Three months ended March 31, 2008 and 2007	2

Condensed Statements of Cash Flows
Three months ended March 31, 2008 and 2007	3

Notes to Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 6. Exhibits	14

SIGNATURES	15

i

PART I. – FINANCIAL INFORMATION

Item 1.  Financial Statements

ATHEROGENICS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$73,944,616	$74,795,388
Short-term investments	2,012,415	18,080,032
Accounts receivable	58,065	2,634,422
Prepaid expenses and other current assets	728,869	1,290,260
Total current assets	76,743,965	96,800,102

Equipment and leasehold improvements, net of accumulated depreciation
and amortization	2,163,744	2,361,053
Debt issuance costs and other assets	3,631,167	3,977,873
Total assets	$82,538,876	$103,139,028

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$1,504,671	$781,119
Accrued research and development	2,973,390	3,765,745
Accrued interest	883,992	2,876,150
Accrued compensation	1,728,576	2,258,051
Accrued and other liabilities	772,736	920,736
Current portion of convertible notes payable	30,500,000	35,968,750
Total current liabilities	38,363,365	46,570,551

Convertible notes payable, net of current portion	253,330,804	252,163,102

Shareholders' deficit:
Preferred stock, no par value: Authorized—5,000,000 shares	—	—
Common stock, no par value:
Authorized—100,000,000 shares; issued and outstanding —
39,518,492 shares at March 31, 2008
and December 31, 2007	216,575,019	215,243,310
Warrants	613,021	613,021
Accumulated deficit	(426,357,709)	(411,465,815)
Accumulated other comprehensive gain	14,376	14,859
Total shareholders' deficit	(209,155,293)	(195,594,625)
Total liabilities and shareholders' deficit	$82,538,876	$103,139,028

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2008	2007

Revenues:
License fees	$—	$6,250,000
Research and development	—	5,211,252
Total revenues	—	11,461,252

Operating expenses:
Research and development	9,250,062	19,964,275
Marketing, general and administrative	3,135,159	3,945,503
Total operating expenses	12,385,221	23,909,778

Operating loss	(12,385,221)	(12,448,526)
Interest and other income	893,637	1,883,683
Interest expense	(3,400,310)	(2,087,781)
Net loss	$(14,891,894)	$(12,652,624)

Net loss per share –
basic and diluted	$(0.38)	$(0.32)

Weighted average shares
outstanding – basic and diluted	39,518,492	39,468,054

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2008	2007

Operating activities
Net loss	$(14,891,894)	$(12,652,624)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	1,331,709	2,597,004
Amortization on 4.5% convertible notes due 2011	1,167,702	—
Amortization of debt issuance costs	325,371	370,281
Depreciation and amortization	197,309	265,233
Amortization of deferred revenue	—	(6,225,583)
Changes in operating assets and liabilities:
Accounts receivable	2,576,357	(44,976)
Prepaid expenses and other assets	582,726	91,405
Accounts payable	723,552	(1,301,973)
Accrued research and development	(792,355)	(2,256,073)
Accrued interest	(1,992,158)	(1,717,500)
Accrued compensation	(529,475)	(606,237)
Accrued and other liabilities	(148,000)	140,869
Net cash used in operating activities	(11,449,156)	(21,340,174)

Investing activities
Sales and maturities of short-term investments	16,067,134	34,408,824
Purchases of short-term investments	—	(18,812,481)
Purchases of equipment and leasehold improvements	—	(164,014)
Net cash provided by investing activities	16,067,134	15,432,329

Financing activities
Retirement of 4.5% convertible notes due 2008	(5,468,750)	—
Proceeds from the exercise of common stock options	—	15,555
Net cash (used in) provided by financing activities	(5,468,750)	15,555

Decrease in cash and cash equivalents	(850,772)	(5,892,290)
Cash and cash equivalents at beginning of period	74,795,388	87,846,079
Cash and cash equivalents at end of period	$73,944,616	$81,953,789

Supplemental disclosures
Interest paid	$3,899,396	$3,435,000

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.   Organization and Nature of Operations

AtheroGenics, Inc. (“AtheroGenics”) was incorporated on November 23, 1993 (date of inception) in the State of Georgia to focus on the discovery, development and commercialization of novel therapeutics for the treatment of chronic inflammatory diseases, including diabetes and coronary heart disease.

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

The interim results should be read in conjunction with the financial statements and notes thereto included in AtheroGenics' Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”).  Shareholders are encouraged to review the Form 10-K for a broader discussion of the opportunities and risks inherent in AtheroGenics' business.  Copies of the Form 10-K are available on request.

3.   Accounts Receivable

Accounts receivable consists of receivables related to our license and collaboration agreement with AstraZeneca (See Note 4).  These amounts are typically billed in the month following the delivery of service.

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

In accordance with SAB 104, license fees, which are nonrefundable, are recognized over the period the related license agreements specify that efforts or obligations are required of AtheroGenics.  In 2006, AtheroGenics received a $50 million license fee in connection with its license and collaboration agreement with AstraZeneca.  The upfront nonrefundable license payment was being recognized on a straight-line basis over the 24-month period that AtheroGenics estimated it was obligated to provide services to the licensee.  In 2007, AstraZeneca announced that it was ending the license and collaboration agreements and any further obligations required of AtheroGenics at which time the remaining unamortized deferred revenue was recognized.

During 2006, AstraZeneca separately engaged AtheroGenics to perform FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 plus Usual Care Study), a follow-up Phase III clinical trial for patients who have completed ARISE (Aggressive Reduction of Inflammation Stops Events).  Revenues under the research and development agreement pertaining to FOCUS were recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent.  According to the criteria established by EITF Issue No. 99-19, AtheroGenics was the primary obligor of the agreement because it was responsible for the selection, negotiation, contracting and payment of the third party suppliers.  In addition, any liabilities resulting from the agreement were the responsibility of AtheroGenics.  Research and development revenues were recognized, on a gross basis, as activities were performed under the terms of the related agreement.  Payments received from AstraZeneca, related to FOCUS, for activities not completed were recorded as deferred revenue.  FOCUS was concluded in 2007 and AtheroGenics does not anticipate recording any further revenues related to this agreement.

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

AtheroGenics adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") effective January 1, 2007.  No cumulative adjustment was required or recorded as a result of the implementation of FIN 48.  As of March 31, 2008, AtheroGenics had no unrecognized tax benefits.  AtheroGenics will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred.  AtheroGenics does not anticipate that unrecognized benefits will be incurred within the next 12 months.

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

7.   Stock-Based Compensation

AtheroGenics recognizes stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.  Stock-based compensation of $1.3 million was recorded for the three months ended March 31, 2008, and $2.6 million for the comparable period in 2007.  AtheroGenics’ net loss per share was increased by $(0.04) for stock-based compensation related to stock options for the three months ended March 31, 2008 compared to $(0.07) for the same period in 2007.  As of March 31, 2008 and 2007, AtheroGenics has a net operating loss carryforward and therefore no excess tax benefits for tax deductions related to the stock options were recognized.

For the three months ended March 31, 2008 and 2007, AtheroGenics calculated a forfeiture rate of 11.36% and 5.16%, respectively, based on historical data.  Expected volatility is based on historical volatility of AtheroGenics’ common stock.  The expected term of the stock options granted is also based on historical data and represents the period of time that stock options granted are expected to be outstanding.  The risk free interest rate is based on the U.S. Treasury rates in effect at the time of the grant for periods corresponding with the expected term of the options.  During the three months ended March 31, 2008, AtheroGenics granted 18,000 stock options from the 2004 AtheroGenics, Inc. Equity Ownership Plan.  There were no options granted during the three months ended March 31, 2007.  For stock options granted during the three months ended March 31, 2008 the following weighted average assumptions were used:

Three months ended
March 31, 2008

Expected volatility	84.88%
Expected term	5 years
Risk free interest rate	2.82%
Fair value of grants	$ 0.27

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

In July 2007, AtheroGenics extinguished $38.0 million in aggregate principal amount of the 2008 Notes with certain holders and issued $60.4 million in aggregate principal amount of 4.5% convertible cotes due 2011 (the “2011 Notes”).  This exchange was accounted for as an extinguishment of the 2008 Notes in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.  The 2011 Notes were initially recorded at their fair value of $38.0 million.  The $22.4 million difference between the principal amount and the initial fair value of the 2011 Notes, the discount, will be accreted up to the face amount of $60.4 million as additional interest expense using the effective interest method over the remaining life of the new convertible notes.  As of March 31, 2008, the remaining balance of the discount on these notes was approximately $19.1 million.

In January 2008, AtheroGenics redeemed $17.5 million of its 2008 Notes and, in exchange, issued $11.5 million of 2011 Notes along with $5.5 million of cash.  This transaction was accounted for as a modification in accordance with EITF 96-19.  AtheroGenics determined that the carrying value of the new 2011 Notes was $12.0 million.  As $11.5 million of 2011 Notes were issued, this resulted in a premium of approximately $500,000 that will be amortized as an offset to interest expense over the life of these 2011 Notes.

The terms of the 2011 Notes are substantially similar to the 2008 Notes including the same customary default events except that the 2011 Notes will mature in March 2011 as opposed to September 2008.  The 2011 Notes, like the 2008 Notes, bear an interest rate of 4.5%, payable semiannually in arrears on March 1 and September 1.

Like the 2008 Notes, the 2011 Notes are convertible into shares of AtheroGenics common stock at any time prior to the close of business on the final maturity date, subject to AtheroGenics’ right to redeem the 2011 Notes prior to their maturity.  The initial conversion rate for the 2011 Notes is 65.1890 shares per $1,000 principal amount of 2011 Notes.

Also like the 2008 Notes, AtheroGenics may be required to redeem the 2011 Notes on an accelerated basis if AtheroGenics defaults on certain other debt obligations or if AtheroGenics common stock or consideration received in exchange for such common stock is not tradable on a national securities exchange or system of automated quotations.

In January 2005, AtheroGenics issued $200.0 million in aggregate principal amount of 1.5% convertible notes due February 1, 2012 (the “2012 Notes”) with interest payable semi-annually in February and August.  Net proceeds to AtheroGenics were approximately $193.6 million, after deducting expenses and underwriters’ discounts and commissions.  The issuance costs related to the notes are recorded as debt issuance costs and other assets and are being amortized to interest expense over the seven-year life of the notes.  The 2012 Notes are convertible into shares of common stock, at the option of the holder, at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, which represents a conversion price of approximately $25.92 per share.

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

As of March 31, 2008, AtheroGenics has reserved a total of 14,391,278 shares of common stock for future issuances in connection with all of the convertible notes.  In addition, as of March 31, 2008, there was approximately $384,000 of accrued interest expense related to the 2008 and 2011 Notes, which is due August 1, 2008, and $500,000 of accrued interest expense related to the 2012 Notes, which is due September 1, 2008.

The following table summarizes our convertible notes as of March 31, 2008:

2008 Notes	$30,500,000

2011 Notes	71,898,000
2012 Notes	200,000,000
Face value of convertible notes	271,898,000
Discount on the 2011 Notes	(19,072,320)
Premium on the 2011 Notes	505,124
Total 2011 Notes and 2012 Notes	$253,330,804

9.   Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

SFAS 157 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1 - Quoted market prices in active markets for identical assets or liabilities as of the reported date.

Level 2 - Other than quoted market prices in active markets for identical assets or liabilities, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other than quoted prices for assets or liabilities and prices that are derived principally from or corroborated by market data by correlation or other means.

Level 3 - Measurements using management's best estimate of fair value, where the determination of fair value requires significant management judgment or estimation.

AtheroGenics’ available-for-sale securities must be measured under the fair value standard, and are included in level 1 of the fair value hierarchy as of March 31, 2008.  The fair value of available-for-sale securities was determined based on quoted market prices.  Available-for-sale securities are reflected on AtheroGenics condensed balance sheet in short-term investments and related gains and losses are recorded in accumulated other comprehensive gain.

The adoption of SFAS 157 on January 1, 2008 did not have an impact on AtheroGenics’ results of operations.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments at fair value rather than under other GAAP, such as historical costs.  This results in the financial instrument being marked to fair value every reporting period with the gain or loss from a change in the fair value recorded in the statement of operations.  SFAS 159 is effective for fiscal years beginning after November 17, 2007.  AtheroGenics did not elect the fair value option for any assets or liabilities previously recorded at historical cost.

10.   Subsequent Event

In April 2008, AtheroGenics entered into a Manufacturing and Supply Agreement (the “Agreement”) with ISP Pharma Systems LLC (“ISP”) for the manufacture and supply of the active pharmaceutical ingredient and an intermediate product (the “Product”) of AtheroGenics’ product candidate, AGI-1067.

The initial term of the Agreement expires on April 1, 2013 and the Agreement is automatically extended for successive two year terms thereafter if neither AtheroGenics nor ISP gives notice of non-renewal 180 days prior to the expiration of the initial or renewal term.

Under the terms of the Agreement, ISP has agreed to accept certain equipment used in the manufacture of the Product from AtheroGenics, in exchange for producing initial batches of the Product.  If AtheroGenics elects to discontinue development of AGI-1067 after completion of an on-going clinical trial, AtheroGenics has agreed to pay ISP a specified fee for this work. In addition, ISP has agreed to supply, and AtheroGenics has agreed to purchase, specified percentages, which change over time, of the worldwide production requirements for the Product.  AtheroGenics will pay ISP a specified purchase price, which varies based on annual quantities of the Product supplied.  This purchase price is adjustable based on any changes in Product specifications mandated by AtheroGenics, and, following the end of each contract year, based upon certain industry price indices.

               The Agreement also contains certain provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, change orders, intellectual property rights, confidentiality and indemnification, as well as other customary terms and provisions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read with the financial statements and related footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in AtheroGenics' Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.  The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made.  These risks are set forth in more detail in our Form 10-K for the fiscal year ended December 31, 2007 under the headings “Risk Factors” and “ Forward –Looking Statements” below.  In this report, "AtheroGenics," "we," "us" and "our" refer to AtheroGenics, Inc.

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

In August 2007, we commenced the first registration study for diabetes called ANDES (AGI-1067 as Novel Anti-Diabetic Agent Evaluation Study), a multi-center, double-blind study with 6-month dosing using two doses (150 mg and 75 mg), designed to compare the effects of AGI-1067 versus placebo on glycemic endpoints in subjects with confirmed Type 2 diabetes.  Patient enrollment for ANDES was completed in December 2007.  In April 2008, we announced topline results from a planned interim analysis.  The interim analysis of 806 patients who completed three months in the study showed dose-related statistically significant reductions in hemoglobin A1c for the 150 mg and 75 mg doses compared to placebo.  Final results from ANDES are expected to be available in the third quarter of 2008.  Further development activity, including design of the second registration study, will be determined after reviewing the results of ANDES and conducting discussions with the FDA.

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

The following table provides information regarding our research and development expenses for our major product candidates:

	Three months ended
	March 31,
	2008	2007

Direct external AGI-1067 costs	$5,435,987	$10,442,900
Unallocated internal costs and other programs	3,814,075	9,521,375
Total research and development	$9,250,062	$19,964,275

From inception, we have devoted the large majority of our research and development efforts and financial resources to support development of the AGI-1067 product candidate.

The nature, timing and costs of the efforts to complete the successful development of any of our product candidates are highly uncertain and subject to numerous risks, and therefore cannot be accurately estimated.  These risks include the rate of progress and costs of our clinical trials, clinical trial results, cost and timing of regulatory approval and establishing commercial manufacturing supplies.  These risks and uncertainties, and their effect on our operations and financial position, are more fully described in our risk factors included in our Form 10-K under the headings Risks Related to Development and Commercialization of Product Candidates and Dependence on Third Parties and Risks Related to Regulatory Approval of Our Product Candidates.

We have not derived any commercial revenues from product sales.  We expect to incur significant losses in most years prior to deriving any such product revenue.  We have funded our operations primarily through sales of equity and debt securities.  We have incurred significant losses since we began operations and, as of March 31, 2008, had an accumulated deficit of $426.4 million.  We cannot assure you that we will become profitable.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.  Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances and to manufacture and market our future products.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions and select accounting policies that affect the amounts reported in our financial statements and the accompanying notes.  Actual results could significantly differ from those estimates.  AtheroGenics considers certain accounting policies related to use of estimates, research and development accruals, revenue recognition and stock-based compensation to be critical policies.  There have been no material changes in the critical accounting policies from what was previously disclosed in our Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Revenues

No revenues were recorded for the three months ended March 31, 2008 compared to total revenues of $11.5 million for the three months ended March 31, 2007.  License fee revenues for the three months ended March 31, 2007 were related to the AGI-1067 license agreement with AstraZeneca that was concluded in 2007.  The research and development revenues of $5.2 million for the three months ended March 31, 2007 were for services performed for AstraZeneca related to the FOCUS clinical trial, which was also concluded in 2007.

Expenses

Research and Development.  Research and development expenses were $9.3 million and $20.0 million for the three months ended March 31, 2008 and 2007, respectively.  The decrease in research and development expenses is primarily due to decreased expenditures for the ARISE and FOCUS clinical trials, which were concluded in 2007, and lower personnel costs resulting from the organizational restructuring in May 2007.  This is partially offset by expenditures in the first quarter of 2008 for the ANDES clinical trial which commenced in the second half of 2007.

Marketing, General and Administrative.  Marketing, general and administrative expenses were $3.1 million and $3.9 million for the three months ended March 31, 2008 and 2007.  The decrease is primarily due to lower personnel related costs.

Interest and Other Income

Interest and other income is primarily comprised of income earned on our cash and short-term investments.  Interest and other income decreased to $893,637 for the three months ended March 31, 2008 from $1.9 million for the comparable period in 2007.  The decrease for the three months ended March 31, 2008 was due to the lower balance of cash and short-term investment funds than in the comparable period in 2007 as well as lower interest rates.

Interest Expense

Interest expense is primarily comprised of interest expense related to our convertible notes.  Interest expense increased to $3.4 million for the three months ended March 31, 2008 from $2.1 million for the comparable period in 2007.  This increase is due to the additional debt incurred as a result of the extinguishment of $38.0 million of the 2008 Notes and issuing $60.4 million of the 2011 Notes in third quarter of 2007, as well as the accretion of the discount recorded in connection with the new notes.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of equity securities and convertible notes.  At March 31, 2008, we had cash, cash equivalents and short-term investments of $76.0 million, compared with $92.9 million at December 31, 2007.  Working capital at March 31, 2008 was $38.4 million, compared to $50.2 million at December 31, 2007.  The decrease in cash, cash equivalents and short-term investments and working capital for the three months ended March 31, 2008 is due to the use of funds for operating purposes and retiring $5.5 million of the 2008 Notes.

Net cash used in operating activities was $11.4 million for the three months ended March 31, 2008 compared to $21.3 million for the three months ended March 31, 2007.  The net cash used in operating activities for the three months ended March 31, 2008 was principally for expenditures related to the ANDES clinical trial.  The net cash used in operating activities for the three months ended March 31, 2007 was principally for the closeout of ARISE, the ongoing FOCUS clinical trial, and our other ongoing product development programs.  For 2008, expenditures for the ANDES clinical trial are expected to be in the range of $15 million to $18 million.

Net cash provided by investing activities was $16.1 million for the three months ended March 31, 2008 compared to $15.4 million for the three months ended March 31, 2007.  Net cash provided by investing activities for the three months ended March 31, 2008 and 2007 consisted primarily of the net sales of short-term investments.

Net cash used in financing activities was $5.5 million for the three months ended March 31, 2008 compared to net cash provided by financing activities of $16,000 for the three months ended March 31, 2007.  Net cash provided by financing activities for the three months ended March 31, 2008 was due to the retirement of $5.5 million of the 2008 Notes.  Net cash provided by financing activities in the three months ended March 31, 2007 consisted of the proceeds received upon exercise of common stock options.

In August 2003, we issued $100 million in aggregate principal amount of 2008 Notes through a Rule 144A private placement to qualified institutional buyers.  These notes initially are convertible into our common stock at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately $15.34 per share.  Net proceeds were approximately $96.7 million.  Interest on the 2008 Notes is payable semi-annually in arrears on March 1 and September 1.  In January 2006, we exchanged $14.0 million in aggregate principal amount of the 2008 Notes for 1,085,000 shares of our common stock.  In July 2007, we extinguished $38.0 million of the 2008 Notes and in exchange, issued $60.4 million of 2011 Notes.  The 2011 Notes were initially recorded at their fair value of $38.0 million.  The $22.4 million difference between the principal amount and the initial fair value of the debt, the discount, is being accreted up to the face amount as additional interest expense over the remaining life of the 2011 Notes.  As of March 31, 2008, the remaining balance of the discount on these notes was approximately $19.1 million.  In January 2008, we redeemed $17.5 million in aggregate principal amount of our 2008 Notes, and in exchange issued $11.5 million of 2011 Notes and repaid $5.5 million in cash.  We recorded the new 2011 Notes at their fair value of $12.0 million.  This resulted in a premium of approximately $500,000 that will be amortized as an offset to interest expense over the life of these 2011 Notes.  As of March 31, 2008, we have recorded $384,000 of accrued interest expense related to the 2008 and 2011 Notes, which is due September 1, 2008.  From time to time, we may enter into additional exchange offers and/or purchases of these notes.

As of March 31, 2008, we had approximately $30.5 million of 2008 Notes outstanding, which amount will become due on September 1, 2008.  Although we expect to have enough cash on hand to repay all amounts due pursuant to the 2008 Notes and fund 2008 operations, this repayment will leave substantially less cash to fund ongoing operations during 2009.  Our strategy is to raise additional capital, enter into collaboration arrangements to fund the development and commercialization of AGI-1067, or restructure our 2008 Notes before they become due.  In addition, we received a notice from Nasdaq of a violation of the listing standard related to failure to maintain a closing bid price of our common stock above $1.00.  If our common stock fails to be listed on the Nasdaq Global Market or another national securities exchange, each holder of the notes will have the right to require us to redeem the notes at face value.  If the maturity of the outstanding notes were accelerated we would attempt to refinance or restructure these obligations.  If we do not have sufficient liquidity to fund operations or pay any of our debt when due, we may seek relief under Title 11 of the U.S. Code (the “Bankruptcy Code”) at some point in the future.

In January 2005, we issued $200 million in aggregate principal amount of 1.5% convertible notes due 2012 (2012 Notes) through a Rule 144A private placement to qualified institutional buyers.  These notes are convertible into shares of our common stock at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, or approximately $25.92 per share.  Interest on the 2012 Notes is payable semi-annually in arrears on February 1 and August 1.  Net proceeds were approximately $193.6 million.  As of March 31, 2008, we have recorded $500,000 of accrued interest expense related to the 2012 Notes, which is due August 1, 2008.

The following table summarizes our long-term contractual obligations as of March 31, 2008:

	Payments Due by Period
	Total	2008	2009-2010	2011-2012	Thereafter
Contractual obligations
Convertible notes	$ 302,398,000	$ 30,500,000	$ —	$ 271,898,000	$ —
Interest on convertible notes	22,392,480	3,803,955	12,470,820	6,117,705	—
Operating leases	1,160,148	945,497	214,651	—	—
Total contractual obligations	$ 325,950,628	$ 35,249,452	$ 12,685,471	$ 278,015,705	$ —

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and short-term investments will be adequate to satisfy our capital needs for at least the next 12 months.  However, our actual capital requirements will depend on many factors, including those factors potentially impacting our financial condition as discussed in Item 1A. Risk Factors of our Form 10-K and the following:

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

•
our inability to raise additional capital before or after the maturity date of the 2008 Notes, enter into collaboration arrangements for AGI-1067 or restructure the 2008 Notes before they become due, we may seek relief under the Bankruptcy Code;

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

•	our ability to generate positive cash flow in light of our history of operating losses;

•	generally evolving regulatory requirements for drug product approval and marketing;

•	our ability to successfully develop AGI-1096 or our other product candidates;

•	our ability to commercialize our product candidates if we fail to demonstrate adequately their safety and efficacy;

•	possible delays in our clinical trials;

•	our inability to predict whether or when we will obtain regulatory approval to commercialize our product candidates or the timing of any future revenue from these product candidates;

•	our need to comply with applicable regulatory requirements in the manufacture and distribution of our products to avoid incurring penalties that my inhibit our ability to commercialize our product;

•	regulatory authorities may require that we conduct additional clinical trials or modify existing clinical trials;

•	our ability to protect adequately or enforce our intellectual property rights or secure rights to third party patents;

•	the ability of our competitors to develop and market anti-inflammatory products that are more effective, have fewer side effects or are less expensive than our current or future product candidates;

•	third parties' failure to synthesize and manufacture our product candidates, which could delay our clinical trials or hinder our commercialization prospects;

•	our ability to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions;

•	our ability to attract, retain and motivate skilled personnel and cultivate key academic collaborations;

•	our ability to obtain an adequate level of reimbursement or acceptable prices for our products;

•	we may face product liability lawsuits which may cause us to incur substantial financial loss or we may be unable to obtain future product liability insurance at reasonable prices, if at all, either of which could diminish our ability to commercialize our future products;

•	our ability to repay $30.5 million principal amount on the 4.5% convertible notes due September 1, 2008 and our other notes as they become due; and

•	the conversion of our convertible notes would dilute the ownership interest of existing shareholders and could adversely affect the market price of our common stock.

The foregoing list of important factors is discussed in more detail in our Form 10-K in Item 1A. Risk Factors and is not an exhaustive list.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for AtheroGenics.  Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibits

Exhibit 10.1*	-	Manufacturing and Supply Agreement between AtheroGenics, Inc. and ISP Pharma Systems LLC dated April 1, 2008.

Exhibit 31.1	-	Certifications of Chief Executive Officer under Rule 13a-14(a).

Exhibit 31.2	-	Certifications of Chief Financial Officer under Rule 13a-14(a).

Exhibit 32	-	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

*	Certain confidential information contained in this document has been omitted and filed separately with the Commission pursuant to a request for conditional treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHEROGENICS, INC.

Date: May 9, 2008	/s/MARK P. COLONNESE
Mark P. Colonnese
Executive Vice President, Commercial Operations and
Chief Financial Officer