Form 10-Q
period 2008-06-30
ATHEROGENICS INC
filed 2008-08-11
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).
Large accelerated filer  [   ]                                                                Accelerated filer  [ X ]

Non-accelerated filer  [   ]                                                      Smaller reporting company  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

As of August 4, 2008 there were 39,518,492 shares of the registrant's common stock outstanding.

_________________________

ATHEROGENICS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Condensed Financial Statements (unaudited)

Condensed Balance Sheets
June 30, 2008 and December 31, 2007	1

Condensed Statements of Operations
Three and six months ended June 30, 2008 and 2007	2

Condensed Statements of Cash Flows
Six months ended June 30, 2008 and 2007	3

Notes to Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 6. Exhibits	15

SIGNATURES	16

i

PART I. – FINANCIAL INFORMATION

Item 1.  Financial Statements

ATHEROGENICS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$64,213,034	$74,795,388
Short-term investments	2,001,490	18,080,032
Accounts receivable	200,315	2,634,422
Prepaid expenses and other current assets	655,934	1,290,260
Total current assets	67,070,773	96,800,102

Equipment and leasehold improvements, net of accumulated depreciation
and amortization	2,004,571	2,361,053
Debt issuance costs and other assets	3,333,154	3,977,873
Total assets	$72,408,498	$103,139,028

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$1,648,117	$781,119
Accrued research and development	3,131,771	3,765,745
Accrued interest	2,785,970	2,876,150
Accrued compensation	1,293,065	2,258,051
Accrued and other liabilities	664,218	920,736
Current portion of convertible notes payable	30,500,000	35,968,750
Total current liabilities	40,023,141	46,570,551

Convertible notes payable, net of current portion	254,551,972	252,163,102

Shareholders' deficit:
Preferred stock, no par value: Authorized—5,000,000 shares	—	—
Common stock, no par value:
Authorized—100,000,000 shares; issued and outstanding —
39,518,492 shares at June 30, 2008
and December 31, 2007	217,906,498	215,243,310
Warrants	613,021	613,021
Accumulated deficit	(440,688,351)	(411,465,815)
Accumulated other comprehensive gain	2,217	14,859
Total shareholders' deficit	(222,166,615)	(195,594,625)
Total liabilities and shareholders' deficit	$72,408,498	$103,139,028

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
License fees	$—	$20,833,333	$—	$27,083,333
Research and development	—	9,425,371	—	14,636,623
Total revenues	—	30,258,704	—	41,719,956

Operating expenses:
Research and development	8,463,710	22,330,198	17,713,772	42,294,473
Marketing, general and administrative	2,926,498	3,587,195	6,061,657	7,532,698
Restructuring and impairment costs	—	9,996,332	—	9,996,332
Total operating expenses	11,390,208	35,913,725	23,775,429	59,823,503

Operating loss	(11,390,208)	(5,655,021)	(23,775,429)	(18,103,547)
Interest and other income	480,724	1,604,120	1,374,361	3,487,803
Interest expense	(3,421,158)	(2,087,780)	(6,821,468)	(4,175,561)
Net loss	$(14,330,642)	$(6,138,681)	$(29,222,536)	$(18,791,305)

Net loss per share –
basic and diluted	$(0.36)	$(0.16)	$(0.74)	$(0.48)

Weighted average shares
outstanding – basic and diluted	39,518,492	39,498,338	39,518,492	39,483,280

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2008	2007

Operating activities
Net loss	$(29,222,536)	$(18,791,305)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	2,663,188	4,842,775
Amortization on 4.5% convertible notes due 2011	2,388,870	—
Amortization of debt issuance costs	623,384	740,562
Depreciation and amortization	390,082	495,165
Amortization of deferred revenue	—	(27,083,333)
Asset impairment costs	—	9,005,153
Changes in operating assets and liabilities:
Accounts receivable	2,434,107	(10,008,699)
Prepaid expenses and other assets	655,661	1,588,981
Accounts payable	866,998	7,355,260
Accrued research and development	(633,974)	(4,804,600)
Accrued interest	(90,180)	—
Accrued compensation	(964,986)	297,712
Accrued and other liabilities	(256,518)	(81,927)
Net cash used in operating activities	(21,145,904)	(36,444,256)

Investing activities
Sales and maturities of short-term investments	16,065,900	71,295,574
Purchases of short-term investments	—	(44,306,574)
Purchases of equipment and leasehold improvements	(33,600)	(660,693)
Net cash provided by investing activities	16,032,300	26,328,307

Financing activities
Retirement of 4.5% convertible notes due 2008	(5,468,750)	—
Proceeds from the exercise of common stock options	—	20,074
Net cash (used in) provided by financing activities	(5,468,750)	20,074

Decrease in cash and cash equivalents	(10,582,354)	(10,095,875)
Cash and cash equivalents at beginning of period	74,795,388	87,846,079
Cash and cash equivalents at end of period	$64,213,034	$77,750,204

Supplemental disclosures
Interest paid	$3,899,396	$3,435,000

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

The accompanying unaudited condensed financial statements have been prepared assuming that AtheroGenics will continue as a going concern.   Our ability to continue as a going concern is contingent upon us restructuring our 4.5% convertible notes due September 1, 2008 (the “2008 Notes”) before they become due, or repaying the 2008 Notes and seeking to raise capital or exploring collaboration agreements to fund the development of AGI-1067.  As discussed below, if we fail to adequately address our liquidity concerns, then our independent auditors may issue a qualified opinion on our December 31, 2008 audited financials if at that time there is a is substantial doubt about our ability to continue as a going concern.

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

3.   Accounts Receivable

Accounts receivable consists of receivables related to our license and collaboration agreement with AstraZeneca (See Note 4) and a manufacturing and supply agreement with ISP Pharma Systems LLC (See Note 11).

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

During 2006, AstraZeneca separately engaged AtheroGenics to perform FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 plus Usual Care Study), a follow-up Phase III clinical trial for patients who have completed ARISE (Aggressive Reduction of Inflammation Stops Events).  Revenues under the research and development agreement pertaining to FOCUS were recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent.  According to the criteria established by EITF Issue No. 99-19, AtheroGenics was the primary obligor of the agreement because it was responsible for the selection, negotiation, contracting and payment of the third party suppliers.  In addition, any liabilities resulting from the agreement were the responsibility of AtheroGenics.  Research and development revenues were recognized, on a gross basis, as activities were performed under the terms of the related agreement.  FOCUS was concluded in 2007.

5.   Restructuring and Impairment Costs

In May 2007, AtheroGenics implemented an organizational restructuring plan that reduced its workforce.  This action was designed to streamline AtheroGenics’ operations and was the first step in the strategic plan to continue advancing the development of AGI-1067.  As a result, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, AtheroGenics recorded a charge of approximately $1.0 million in the second quarter of 2007.

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

AtheroGenics adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") effective January 1, 2007.  No cumulative adjustment was required or recorded as a result of the implementation of FIN 48.  As of June 30, 2008, AtheroGenics had no unrecognized tax benefits.  AtheroGenics will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred.  AtheroGenics does not anticipate that unrecognized benefits will be incurred within the next 12 months.

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

8.   Stock-Based Compensation

AtheroGenics recognizes stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.  Stock-based compensation of $1.3 million and $2.7 million was recorded for the three and six months ended June 30, 2008, and $2.2 million and $4.8 million for the comparable periods in 2007.  AtheroGenics’ net loss per share was increased by $(0.04) and $(0.07) for stock-based compensation related to stock options for the three and six months ended June 30, 2008, respectively, compared to $(0.06) and $(0.12) for the comparable periods in 2007.  As of June 30, 2008 and 2007, AtheroGenics has a net operating loss carryforward and therefore no excess tax benefits for tax deductions related to the stock options were recognized.

For the three and six months ended June 30, 2008 and 2007, AtheroGenics calculated a forfeiture rate of 11.66% and 7.58%, respectively, based on historical data.  Expected volatility is based on historical volatility of AtheroGenics’ common stock.  The expected term of the stock options granted is also based on historical data and represents the period of time that stock options granted are expected to be outstanding.  The risk free interest rate is based on the U.S. Treasury rates in effect at the time of the grant for periods corresponding with the expected term of the options.  During the three months and six months ended June 30, 2008, AtheroGenics granted 201,800 and 219,800 stock options, respectively, from the 2004 AtheroGenics, Inc. Equity Ownership Plan (the “2004 Plan”).  During the three and six months ended June 30, 2007, AtheroGenics granted 1,049,029 stock options from the 2004 Plan ..  For stock options granted during the three months and six months ended June 30, 2008 and 2007 the following weighted average assumptions were used:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Expected volatility	89.52%	83.10%	89.14%	83.10%
Expected term	5 years	3.5 years	5 years	3.5 years
Risk free interest rate	3.24%	4.92%	3.21%	4.92%
Fair value of grants	$0.42	$1.42	$0.41	$1.42

9.   Convertible Notes Payable

In August 2003, AtheroGenics issued $100.0 million in aggregate principal amount of our 2008 Notes with interest payable semi-annually in March and September.  Net proceeds to AtheroGenics were approximately $96.7 million, after deducting expenses and underwriters’ discounts and commissions.  The issuance costs related to the notes are recorded as debt issuance costs and other assets and are being amortized to interest expense over the five-year life of the notes.  The 4.5% convertible notes may be converted at the option of the holder into shares of AtheroGenics common stock prior to the close of business on September 1, 2008 at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, representing a conversion price of approximately $15.34 per share.

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

In July 2007, AtheroGenics extinguished $38.0 million in aggregate principal amount of the 2008 Notes with certain holders and issued $60.4 million in aggregate principal amount of 4.5% convertible notes due March 1, 2011 (the “2011 Notes”).  This exchange was accounted for as an extinguishment of the 2008 Notes in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.  The 2011 Notes were initially recorded at their fair value of $38.0 million.  The $22.4 million difference between the principal amount and the initial fair value of the 2011 Notes, the discount, will be accreted up to the face amount of $60.4 million as additional interest expense using the effective interest method over the remaining life of the new convertible notes.  As of June 30, 2008, the remaining balance of the discount on these notes was approximately $17.8 million.

In January 2008, AtheroGenics redeemed $17.5 million of its 2008 Notes and, in exchange, issued $11.5 million of 2011 Notes along with $5.5 million of cash.  This transaction was accounted for as a modification in accordance with EITF 96-19.  AtheroGenics determined that the carrying value of the new 2011 Notes was $12.0 million.  As $11.5 million of 2011 Notes were issued, this resulted in a premium of approximately $500,000 that is being amortized as an offset to interest expense over the life of these 2011 Notes.

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

As of June 30, 2008, AtheroGenics has reserved a total of approximately 14.4 million shares of common stock for future issuances in connection with all of the convertible notes.  In addition, as of June, 2008, there was approximately $1.5 million of accrued interest expense related to the 2008 and 2011 Notes, which is due September 1, 2008, and $1.3 million of accrued interest expense related to the 2012 Notes, which was paid on August 1, 2008.

The following table summarizes our convertible notes as of June 30, 2008:

2008 Notes	$ 30,500,000

2011 Notes	71,898,000
2012 Notes	200,000,000
Face value of convertible notes	271,898,000
Discount on the 2011 Notes	(17,809,522)
Premium on the 2011 Notes	463,494
Total 2011 Notes and 2012 Notes	$ 254,551,972

Although we expect to have enough cash on hand to repay all amounts due pursuant to the 2008 Notes on September 1, 2008, any such repayment would leave substantially less cash to fund our ongoing operations.  Our options to address this situation are to attempt to restructure our 2008 Notes before they become due, repay the 2008 Notes and seek to raise additional capital to fund our ongoing operations, explore collaboration agreements to fund the development of AGI-1067, or not repay the 2008 Notes at maturity and seek relief under Title 11 of the U.S. Code (the “Bankruptcy Code”).

10.   Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  AtheroGenics’ available-for-sale securities must be measured under the fair value standard of the fair value hierarchy as of June 30, 2008.  The fair value of available-for-sale securities was determined based on quoted market prices.  Available-for-sale securities are reflected on AtheroGenics condensed balance sheet in short-term investments and related gains and losses are recorded in accumulated other comprehensive gain.  The adoption of SFAS 157 on January 1, 2008 did not have an impact on AtheroGenics’ results of operations.

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

11.   Commitments and Contingencies

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read with the financial statements and related footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in AtheroGenics' Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.  The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made.  These risks are set forth in more detail in our Form 10-K for the fiscal year ended December 31, 2007 under the headings “Risk Factors” and “Forward –Looking Statements” below.  In this report, "AtheroGenics," "we," "us" and "our" refer to AtheroGenics, Inc.

Overview

AtheroGenics is a research-based pharmaceutical company focused on the discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases, including diabetes and coronary heart disease. We currently have one late stage clinical drug development program.

AGI-1067 is our investigational drug with demonstrated anti-inflammatory and antioxidant properties. AGI-1067 works by selectively inhibiting signaling pathways that are activated in response to oxidative stress and pro-inflammatory stimuli.  Oxidative stress and inflammation have been implicated as playing a key role in the pathogenesis of insulin resistance and diabetes.

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

In August 2007, we commenced the first registration study for diabetes called ANDES, a multi-center, double-blind study with 6-month dosing using two doses (150mg and 75mg), designed to compare the effects of AGI-1067 versus placebo on glycemic endpoints in subjects with confirmed Type 2 diabetes.  In July 2008, we announced top-line results that showed both doses, 150mg and 75mg, of AGI-1067 met the primary efficacy endpoint of the reduction in glycosylated hemoglobin (A1c) versus placebo at the end of the study’s six month dosing regimen.  Further development activity, including design of the second registration study, will be determined after conducting in-depth analysis of the ANDES data and discussions with the FDA.

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

The following table provides information regarding our research and development expenses for our major product candidates:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Direct external AGI-1067 costs	$4,702,957	$15,168,587	$10,138,944	$25,611,487
Unallocated internal costs and other programs	3,760,753	7,161,611	7,574,828	16,682,986
Total research and development	$8,463,710	$22,330,198	$17,713,772	$42,294,473

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

We have not derived any commercial revenues from product sales.  We expect to incur significant losses in most years prior to deriving any such product revenue.  We have funded our operations primarily through sales of equity and debt securities.  We have incurred significant losses since we began operations and, as of June 30, 2008, had an accumulated deficit of $440.7 million.  We cannot assure you that we will become profitable.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.  Our ability to achieve profitability depends upon our ability, alone or with others, to complete the successful development of our product candidates, to obtain required regulatory clearances and to manufacture and market our future products.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2008 and 2007

Revenues

No revenues were recorded for the three and six months ended June 30, 2008 compared to total revenues of $30.3 million and $41.7 million, respectively, for the comparable periods in 2007.  License fee revenues of $20.8 million and $27.1 million for the three and six months ended June 30, 2007, respectively, were related to the AGI-1067 license agreement with AstraZeneca that was concluded in 2007.  The research and development revenues of $9.4 million and $14.6 million for the three and six months ended June 30, 2007, respectively, were for services performed for AstraZeneca related to the FOCUS clinical trial, which was also concluded in 2007.

Expenses

Research and Development.  Research and development expenses were $8.5 million and $22.3 million for the three months ended June 30, 2008 and 2007, respectively, and $17.7 million and $42.3 million for the six months ended June 30, 2008 and 2007, respectively.  The decrease in research and development expenses in the three and six months ended June 30, 2008 is primarily due to decreased expenditures for the ARISE and FOCUS clinical trials, which were concluded in 2007, and lower personnel costs resulting from the organizational restructuring in May 2007.  This is partially offset by expenditures in the three and six months ended June 30, 2008 for the ANDES clinical trial which commenced in the second half of 2007.

Marketing, General and Administrative.  Marketing, general and administrative expenses were $2.9 million and $3.6 million for the three months ended June 30, 2008 and 2007, respectively, and $6.1 million and $7.5 million for the six months ended June 30, 2008 and 2007, respectively.  The decrease in both periods is primarily due to lower personnel related costs and professional fees.

Restructuring and Impairment Costs.  Restructuring and impairment costs of $10.0 million for the three and six months ended June 30, 2007 were incurred for the write-off of impaired manufacturing assets, as a result of the transition of commercial manufacturing activities from AstraZeneca, as well as severance and asset impairment costs from an organization restructuring the occurred during the second quarter of 2007.

Interest and Other Income

Interest and other income is primarily comprised of income earned on our cash and short-term investments.  Interest and other income decreased to $480,724 for the three months ended June 30, 2008 from $1.6 million for the comparable period in 2007 and to $1.4 million for the six months ended June 30, 2008 from $3.5 million for the comparable period in 2007.  The decrease for the three and six months ended June 30, 2008 was primarily due to the lower balance of cash and short-term investment funds than in the comparable period in 2007 as well as lower interest rates.

Interest Expense

Interest expense is primarily comprised of interest expense related to our convertible notes.  Interest expense increased to $3.4 million for the three months ended June 30, 2008 from $2.1 million for the comparable period in 2007 and to $6.8 million for the six months ended June 30, 2008 from $4.2 million in the comparable period in 2007.  This increase is due to the additional debt incurred as a result of the extinguishment of $38.0 million of the 2008 Notes and issuing $60.4 million of the 2011 Notes in the third quarter of 2007, as well as the accretion of the discount recorded in connection with the new notes.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of equity securities and convertible notes.  At June 30, 2008, we had cash, cash equivalents and short-term investments of $66.2 million, compared with $92.9 million at December 31, 2007.  Working capital at June 30, 2008 was $27.0 million, compared to $50.2 million at December 31, 2007.  The decrease in cash, cash equivalents and short-term investments and working capital for the six months ended June 30, 2008 is due to the use of funds for operating purposes and retiring $5.5 million of the 2008 Notes.

Although we expect to have enough cash on hand to repay all amounts due pursuant to the 2008 Notes on September 1, 2008, any such repayment would leave substantially less cash to fund our ongoing operations.  Our options to address this situation are to attempt to restructure our 2008 Notes before they become due, repay the 2008 Notes and seek to raise additional capital to fund our ongoing operations, explore collaboration agreements to fund the development of AGI-1067, or not repay the 2008 Notes at maturity and seek relief under the Bankruptcy Code.

In addition, we received a notice from Nasdaq of a violation of the listing standard related to failure to maintain a closing bid price of our common stock above $1.00.  We have scheduled a hearing date with the Nasdaq Listing Qualifications Panel (the “Panel), which automatically stays the delisting of our common stock pending the Panel’s review and determination.  We will present our plan for regaining compliance with the Nasdaq bid price requirement to the Panel, which may include effecting a reverse stock split.  If our common stock fails to be listed on the Nasdaq Global Market or another national securities exchange, each holder of the notes will have the right to require us to redeem the notes at face value.  If the maturity of the outstanding notes were accelerated, we would attempt to refinance or restructure these obligations.  If we are unable to refinance or restructure these obligations, or both, we may seek relief under the Bankruptcy Code.

Net cash used in operating activities was $21.1 million for the six months ended June 30, 2008 compared to $36.4 million for the six months ended June 30, 2007.  The net cash used in operating activities for the six months ended June 30, 2008 was primarily for expenditures related to the ANDES clinical trial.  The net cash used in operating activities for the six months ended June 30, 2007 was principally for the closeout of ARISE, the ongoing FOCUS clinical trial, and our other ongoing product development programs.  For 2008, expenditures for the ANDES clinical trial are expected to be in the range of $12 million to $15 million.

Net cash provided by investing activities was $16.0 million for the six months ended June 30, 2008 compared to $26.3 million for the six months ended June 30, 2007.  Net cash provided by investing activities for the six months ended June 30, 2008 and 2007 consisted primarily of the net sales of short-term investments.

Net cash used in financing activities was $5.5 million for the six months ended June 30, 2008 compared to net cash provided by financing activities of $20,074 for the six months ended June 30, 2007.  Net cash used in financing activities for the six months ended June 30, 2008 was due to the retirement of $5.5 million of the 2008 Notes.  Net cash provided by financing activities in the six months ended June 30, 2007 consisted of the proceeds received upon exercise of common stock options.

In August 2003, we issued $100 million in aggregate principal amount of 2008 Notes through a Rule 144A private placement to qualified institutional buyers.  These notes initially are convertible into our common stock at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately $15.34 per share.  Net proceeds were approximately $96.7 million.  Interest of 4.5% on the 2008 Notes is payable semi-annually in arrears on March 1 and September 1.  In January 2006, we exchanged $14.0 million in aggregate principal amount of the 2008 Notes for 1,085,000 shares of our common stock.  In July 2007, we extinguished $38.0 million of the 2008 Notes and in exchange, issued $60.4 million of 2011 Notes.  The 2011 Notes were initially recorded at their fair value of $38.0 million.  The $22.4 million difference between the principal amount and the initial fair value of the debt, the discount, is being accreted up to the face amount as additional interest expense over the remaining life of the 2011 Notes.  As of June 30, 2008, the remaining balance of the discount on these notes was approximately $17.8 million.  In January 2008, we redeemed $17.5 million in aggregate principal amount of our 2008 Notes, and in exchange issued $11.5 million of 2011 Notes and repaid $5.5 million in cash.  We recorded the new 2011 Notes at their fair value of $12.0 million.  This resulted in a premium of approximately $500,000 that is being amortized as an offset to interest expense over the life of these 2011 Notes.  As of June 30, 2008, we have recorded $1.5 million of accrued interest expense related to the 2008 and 2011 Notes, which is due September 1, 2008.  From time to time, we may enter into additional exchange offers and/or purchases of these notes.

In January 2005, we issued $200 million in aggregate principal amount of 2012 Notes through a Rule 144A private placement to qualified institutional buyers.  These notes are convertible into shares of our common stock at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, or approximately $25.92 per share.  Interest of 1.5% on the 2012 Notes is payable semi-annually in arrears on February 1 and August 1.  Net proceeds were approximately $193.6 million.  As of June 30, 2008, we have recorded $1.3 million of accrued interest expense related to the 2012 Notes, which is due August 1, 2008.

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and short-term investments will be adequate to satisfy our capital needs for at least the next 12 months.  However, our actual capital requirements will depend on many factors, including those factors potentially impacting our financial condition as discussed in Item 1A. Risk Factors of our Form 10-K and the following:

•	our inability to raise additional capital before or after the maturity date of the 2008 Notes, enter into collaboration arrangements for AGI-1067 or restructure the 2008 Notes before they become due;

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	our ability to maintain and establish collaborations and the financial terms of any collaborations;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs; and

•	the extent to which we acquire or invest in businesses, products and technologies.

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

The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•
if we are unable to raise additional capital before or after the maturity date of the 2008 Notes, enter into collaboration arrangements for AGI-1067 or restructure the 2008 Notes before they become due, we may seek relief under the Bankruptcy Code;

•	our independent auditor may issue a qualified opinion on our December 31, 2008 audited financials if at that time there is substantial doubt about our ability to continue as a going concern;

•	our inability to successfully develop and commercialize AGI-1067;

•	the actual results of clinical studies of AGI-1067 to treat diabetes and related regulatory judgments concerning AGI-1067 for use in diabetes management;

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders

Our annual meeting of shareholders was held on May 22, 2008.  At the annual meeting, the shareholders of AtheroGenics (1) elected four Class II directors to serve until the 2011 Annual Meeting of Shareholders, (2) approved the AtheroGenics 2008 Equity Ownership Plan and (3) ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008.

We had 39,518,492 shares of common stock outstanding as of March 24, 2008, the record date of the annual meeting.  At the annual meeting, we had 27,288,012 shares of common stock present in person or represented by proxy for the three proposals indicated above.  The following sets forth detailed information regarding the results of the voting at the annual meeting.

    Proposal 1.          Election of four Class II directors

Name of Nominee	No. of Votes For	No. of Votes Withheld

R. Wayne Alexander	24,270,306	3,017,706
Samuel L. Barker	24,564,271	2,723,741
Margaret E. Grayson	24,732,250	2,555,762
William A. Scott	24,693,468	2,594,544

    Proposal 2.           Approval of the AtheroGenics 2008 Equity Ownership Plan

No. of Votes For	No. of Votes Against	Abstention	Broker Non-Votes

7,780,179	2,835,382	87,584	16,584,867

    Proposal 3.            Ratification of the appointment of independent auditors

No. of Votes For	No. of Votes Against	Abstention

26,607,812	443,634	236,566

Item 6.  Exhibits

Exhibits

Exhibit 31.1	-	Certifications of Chief Executive Officer under Rule 13a-14(a).

Exhibit 31.2	-	Certifications of Chief Financial Officer under Rule 13a-14(a).

Exhibit 32	-	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHEROGENICS, INC.

Date: August 11, 2008	/s/MARK P. COLONNESE
Mark P. Colonnese
Executive Vice President, Commercial Operations and
Chief Financial Officer