Form 10-Q
period 2008-09-30
ATHEROGENICS INC
filed 2008-11-17
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission File No. 0-31261

ATHEROGENICS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2108232
(State of incorporation)	(I.R.S. Employer Identification Number)

8995 Westside Parkway, Alpharetta, Georgia 30009
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

As of November 7, 2008 there were 39,518,492 shares of the registrant's common stock outstanding.

_________________________

ATHEROGENICS, INC.
(Debtor-in-Possession)
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Condensed Financial Statements (unaudited)

Condensed Balance Sheets
September 30, 2008 and December 31, 2007	1

Condensed Statements of Operations
Three and nine months ended September 30, 2008 and 2007	2

Condensed Statements of Cash Flows
Nine months ended September 30, 2008 and 2007	3

Notes to Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	16

Item 3. Defaults Upon Senior Securities	17

Item 6. Exhibits	17

SIGNATURES	18

i

PART I. – FINANCIAL INFORMATION

Item 1.  Financial Statements

ATHEROGENICS, INC.
(Debtor-in-Possession)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$52,722,834	$74,795,388
Short-term investments	—	18,080,032
Accounts receivable	41,429	2,634,422
Prepaid expenses and other current assets	1,414,080	1,290,260
Total current assets	54,178,343	96,800,102

Equipment and leasehold improvements, net of accumulated depreciation
and amortization	1,680,024	2,361,053
Debt issuance costs and other assets	—	3,977,873
Total assets	$55,858,367	$103,139,028

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$—	$781,119
Accrued research and development	—	3,765,745
Accrued interest	—	2,876,150
Accrued compensation	259,745	2,258,051
Accrued and other liabilities	43,315	920,736
Current portion of convertible notes payable	—	35,968,750
Total current liabilities not subject to compromise	303,060	46,570,551

Liabilities subject to compromise	306,728,421	—

Convertible notes payable, net of current portion	—	252,163,102

Shareholders' deficit:
Preferred stock, no par value: Authorized—5,000,000 shares	—	—
Common stock, no par value:
Authorized—100,000,000 shares; issued and outstanding —
39,518,492 shares at September 30, 2008
and December 31, 2007	218,706,283	215,243,310
Warrants	598,362	613,021
Accumulated deficit	(470,477,759)	(411,465,815)
Accumulated other comprehensive gain	—	14,859
Total shareholders' deficit	(251,173,114)	(195,594,625)
Total liabilities and shareholders' deficit	$55,858,367	$103,139,028

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
(Debtor-in-Possession)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
License fees	$—	$—	$—	$27,083,333
Research and development	—	7,438,867	—	22,075,490
Total revenues	—	7,438,867	—	49,158,823

Operating expenses:
Research and development	5,478,117	16,818,119	23,191,889	59,112,592
General and administrative	2,567,302	3,086,868	8,628,959	10,619,566
Restructuring and impairment costs	(572,000)	—	(572,000)	9,996,332
Total operating expenses	7,473,419	19,904,987	31,248,848	79,728,490

Operating loss	(7,473,419)	(12,466,120)	(31,248,848))	(30,569,667)
Interest and other income	257,918	1,310,322	1,632,279	4,798,125
Interest expense	(2,630,572)	(3,519,669)	(9,452,040)	(7,695,230)
Net loss before reorganization items	(9,846,073)	(14,675,467)	(39,068,609)	(33,466,772)

Reorganization items, net	(19,943,335)	—	(19,943,335)	—

Net loss	$(29,789,408)	$(14,675,467)	$(59,011,944)	$(33,466,772)

Net loss per share –
basic and diluted	$(0.75)	$(0.37)	$(1.49)	$(0.85)

Weighted average shares
outstanding – basic and diluted	39,518,492	39,515,014	39,518,492	39,493,974

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
(Debtor-in-Possession)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2008	2007

Operating activities
Net loss	$(59,011,944)	$(33,466,772)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	3,448,314	6,696,982
Amortization on 4.5% convertible notes due 2011	19,734,898	980,424
Amortization of debt issuance costs	3,956,538	1,338,207
Depreciation and amortization	714,629	710,357
Amortization of deferred revenue	—	(27,083,333)
Asset impairment costs	—	9,005,153
Changes in operating assets and liabilities:
Accounts receivable	2,592,993	(945,081)
Prepaid expenses and other assets	(102,485)	1,014,733
Accounts payable	(532,899)	1,885,574
Accrued research and development	(2,853,953)	(7,759,460)
Accrued interest	(5,199)	(1,633,462)
Accrued compensation	(1,998,306)	59,643
Accrued and other liabilities	(577,963)	(184,029)
Deferred revenue	—	1,554,369
Net cash used in operating activities	(34,635,377)	(47,826,695)

Investing activities
Sales and maturities of short-term investments	18,065,173	104,729,736
Purchases of short-term investments	—	(59,963,664)
Purchases of equipment and leasehold improvements	(33,600)	(2,594,274)
Net cash provided by investing activities	18,031,573	42,171,798

Financing activities
Retirement of 4.5% convertible notes due 2008	(5,468,750)	—
Proceeds from the exercise of common stock options	—	23,074
Net cash (used in) provided by financing activities	(5,468,750)	23,074

Decrease in cash and cash equivalents	(22,072,554)	(5,631,823)
Cash and cash equivalents at beginning of period	74,795,388	87,846,079
Cash and cash equivalents at end of period	$52,722,834	$82,214,256

Supplemental disclosures
Interest paid	$5,399,396	$7,010,062
Reorganization items paid	309,744	—

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.   Organization; Proceedings under Chapter 11 of the Bankruptcy Code

           AtheroGenics, Inc. (“AtheroGenics”) was incorporated on November 23, 1993 (date of inception) in the State of Georgia to focus on the discovery, development and commercialization of novel therapeutics for the treatment of chronic inflammatory diseases, including diabetes and coronary heart disease.

           On September 15, 2008, an involuntary petition under Chapter 7 of the United States Bankruptcy Code (the “Bankruptcy Code”) was filed against AtheroGenics by certain holders of AtheroGenics’ 4.5% Convertible Notes Due 2008 (the “2008 Notes”) in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”).  On October 6, 2008, AtheroGenics consented to the bankruptcy filing and moved the Bankruptcy Court to convert the Chapter 7 case to a case under Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Proceeding”).  This motion was granted on October 15, 2008.  No trustee, receiver or examiner has been appointed, and AtheroGenics expects to act as debtor-in-possession while being subject to the supervision and order of the Bankruptcy Court.

           AtheroGenics currently contemplates that its non-cash assets will be sold in the Chapter 11 Proceeding, either through a motion under Section 363 of the Bankruptcy Code or through confirmation of a plan pursuant to Section 1129 of the Bankruptcy Code, and that the then-remaining cash assets together with the net proceeds generated through the sale of the non-cash assets will be distributed to its stakeholders, including its creditors.  Due to the constraints imposed on AtheroGenics by the Chapter 11 Proceeding, AtheroGenics does not anticipate pursuing any clinical trials or other development activities relating to AGI-1067 or its other products during the course of the Chapter 11 Proceeding.

           As of September 30, 2008, AtheroGenics had approximately $302.4 million of 2008 Notes, 4.5% Convertible Notes due 2011 (the “2011 Notes”) and 1.5% Convertible Notes due (the “2012 Notes”) outstanding and cash and cash equivalents of $52.7 million.  Under the priority scheme established by the Bankruptcy Code, as a general rule, AtheroGenics’ creditors will be entitled to receive any proceeds generated through the sale of AtheroGenics’ non-cash assets before shareholders are entitled to receive any proceeds. The ultimate recovery by creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of liquidation.  No assurance can be given as to what recoveries, if any, will be assigned in the Chapter 11 Proceeding to each of these constituencies. A plan of liquidation could result in AtheroGenics’ shareholders receiving no value for their interests and holders of unsecured debt, including trade debt, receiving less, and potentially substantially less, than payment in full for their claims. Because of such possibilities, the value of the common stock and unsecured debt is highly speculative. Accordingly, AtheroGenics urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

2.   Basis of Presentation

The accompanying unaudited condensed financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for a fair presentation of the financial position, results of operations and cash flows of AtheroGenics for the interim periods presented.  Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from the interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Interim results are not necessarily indicative of results for the full year.

The condensed financial statements have been prepared in accordance with Statement of Position (“SOP”) 90-7, Financial Reporting by Entities under the Bankruptcy Code.  SOP 90-7 does not ordinarily affect or change the application of GAAP; however, it does require AtheroGenics to distinguish transactions and events that are directly associated with the reorganization in connection with the Chapter 11 Proceedings from the ongoing operations of the business.  The Condensed Balance Sheet at September 30, 2008 discloses the pre-petition current liabilities subject to compromise.  Expenses incurred due to the Chapter 11 Proceeding are reported separately as reorganization items on the Statements of Operations for the three and nine months ended September 30, 2008.  Reorganization items are included in the supplemental disclosures table as part of the Condensed Statements of Cash Flows.

The interim results should be read in conjunction with the financial statements and notes thereto included in AtheroGenics' Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”).  Shareholders are encouraged to review the Form 10-K and AtheroGenics’ other filings with the SEC for a broader discussion of AtheroGenics' business and the risks associated therewith.  Copies of the Form 10-K and AtheroGenics’ other SEC filings are available on request.

3.   Accounts Receivable

Accounts receivable consists of receivables related to our license and collaboration agreement with AstraZeneca (See Note 5) and a manufacturing and supply agreement with ISP Pharma Systems LLC (See Note 12).

4.   Reorganization Items

AtheroGenics has recognized certain charges for allowed claims or expected allowed claims in the Condensed Financial Statements as of and for the three and nine months ended September 30, 2008.  The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims.  As claims are resolved, or when better information becomes available and is evaluated, adjustments will be made to the liabilities recorded on the Condensed Financial Statements as appropriate.  These adjustments could be material to our financial position and results of operations in any given period.

The amounts of liabilities subject to compromise as of September 30, 2008 consisted of the following:

Accounts payable	$ 248,220
Accrued interest	2,870,951
Accrued research and development	911,792
Accrued other	299,458
2008 Notes	30,500,000
2011 Notes	71,898,000
2012 Notes	200,000,000
Total liabilities subject to compromise	$ 306,728,421

The reorganization items recorded in the Statements of Operations for the three and nine months ended September 30, 2008 consisted of the following:

Discount on the 2011 Notes	$ (16,934,684)
Premium on the 2011 Notes	435,572
Debt issuance costs on the 2012 Notes	(3,134,479)
Professional fees	(402,361)
Interest income	92,617
Total reorganization items	$ (19,943,335)

5.   Revenue Recognition

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

In accordance with SAB 104, license fees, which are nonrefundable, are recognized over the period the related license agreements specify that efforts or obligations are required of AtheroGenics.  In 2006, AtheroGenics received a

$50.0 million license fee in connection with its license and collaboration agreement with AstraZeneca.  The upfront nonrefundable license payment was being recognized on a straight-line basis over the 24-month period that AtheroGenics estimated it was obligated to provide services to the licensee.  In 2007, AstraZeneca announced that it was ending the license and collaboration agreements and any further obligations required of AtheroGenics at which time the remaining unamortized deferred revenue was recognized.

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

6.   Restructuring and Impairment Costs

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

Under the Manufacturing and Supply Agreement with ISP Pharma Systems LLC (See Note 12), AtheroGenics exchanged certain commercial manufacturing equipment, that had previously been impaired under SFAS No. 144, for specific manufacturing activities related to AtheroGenics’ product candidate, AGI-1067.  Through September 30, 2008, ISP has performed manufacturing activities valued at $572,000 for AtheroGenics.  This transaction is recorded as a research and development expense and a reduction to the restructuring and impairment costs.

7.   Income Tax

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

AtheroGenics adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") effective January 1, 2007.  No cumulative adjustment was required or recorded as a result of the implementation of FIN 48.  As of September 30, 2008, AtheroGenics had no unrecognized tax benefits.  AtheroGenics will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred.  AtheroGenics does not anticipate that unrecognized benefits will be incurred within the next 12 months.

8.   Net Loss per Share

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

9.   Stock-Based Compensation

AtheroGenics recognizes stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.  Stock-based compensation of $785,000 and $3.4 million was recorded for the three and nine months ended September 30, 2008, and $1.9 million and $6.7 million for the comparable periods in 2007.  AtheroGenics’ net loss per share was increased by $(0.02) and $(0.09) for stock-based compensation related to stock options for the three and nine months ended September 30, 2008, respectively, compared to $(0.05) and $(0.17) for the comparable periods in 2007.  As of September 30, 2008 and 2007, AtheroGenics has a net operating loss carryforward and therefore no excess tax benefits for tax deductions related to the stock options were recognized.

For the three and nine months ended September 30, 2008 and 2007, AtheroGenics calculated a forfeiture rate of 15.60% and 8.65%, respectively, based on historical data.  Expected volatility is based on historical volatility of AtheroGenics’ common stock.  The expected term of the stock options granted is also based on historical data and represents the period of time that stock options granted are expected to be outstanding.  The risk free interest rate is based on the U.S. Treasury rates in effect at the time of the grant for periods corresponding with the expected term of the options.  No stock options were granted during the three months ended September 30, 2008.  During the nine months ended September 30, 2008, AtheroGenics granted 219,800 stock options from the 2004 AtheroGenics, Inc. Equity Ownership Plan (“2004 Plan”).  During the three and nine months ended September 30, 2007, AtheroGenics granted 38,100 and 1,087,129 stock options, respectively, from the 2004 Plan.  For stock options granted during the three months and nine months ended September 30, 2008 and 2007 the following weighted average assumptions were used:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Expected volatility	—	76.45%	89.14%	82.86%
Expected term	—	5 years	5 years	3.5 years
Risk free interest rate	—	4.54%	3.21%	4.91%
Fair value of grants	—	$ 1.10	$ 0.41	$ 1.41

10.   Convertible Notes Payable

In August 2003, AtheroGenics issued $100.0 million in aggregate principal amount of our 2008 Notes with interest payable semi-annually in March and September.  Net proceeds to AtheroGenics were approximately $96.7 million, after deducting expenses and underwriters’ discounts and commissions.  The issuance costs related to the notes were recorded as debt issuance costs and other assets and were being amortized to interest expense over the five-year life of the notes.  The 2008 Notes could have been converted at the option of the holder into shares of AtheroGenics common stock prior to maturity at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, representing a conversion price of approximately $15.34 per share.

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

In July 2007, AtheroGenics extinguished $38.0 million in aggregate principal amount of the 2008 Notes with certain holders and issued $60.4 million in aggregate principal amount of 2011 Notes.  This exchange was accounted for as an extinguishment of the 2008 Notes in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.  The 2011 Notes were initially recorded at their fair value of $38.0 million.  The $22.4 million difference between the principal amount and the initial fair value of the 2011 Notes, the discount, was to be accreted up to the face amount of $60.4 million as additional interest expense using the effective interest method over the remaining life of the new convertible notes.

In January 2008, AtheroGenics redeemed $17.5 million of its 2008 Notes and, in exchange, issued $11.5 million of 2011 Notes along with $5.5 million of cash.  This transaction was accounted for as a modification in accordance with EITF 96-19.  AtheroGenics determined that the carrying value of the new 2011 Notes was $12.0 million.  As $11.5 million of 2011 Notes were issued, this resulted in a premium of approximately $500,000 that was to be amortized as an offset to interest expense over the life of these 2011 Notes.

The terms of the 2011 Notes are substantially similar to the 2008 Notes including the same customary default events except that the 2011 Notes will mature in March 2011 as opposed to September 2008.  The 2011 Notes, like the 2008 Notes, bear an interest rate of 4.5%, payable semiannually in arrears on March 1 and September 1.

Like the 2008 Notes, the 2011 Notes are convertible into shares of AtheroGenics common stock at any time prior to the close of business on the final maturity date, subject to AtheroGenics’ right to redeem the 2011 Notes prior to their maturity.  The conversion rate for the 2011 Notes is 65.1890 shares per $1,000 principal amount of 2011 Notes, which represents a conversion price of approximately $15.34 per share.

In January 2005, AtheroGenics issued $200.0 million in aggregate principal amount of 2012 Notes with interest payable semi-annually in February and August.  Net proceeds to AtheroGenics were approximately $193.6 million, after deducting expenses and underwriters’ discounts and commissions.  The issuance costs related to the notes were recorded as debt issuance costs and other assets and were being amortized to interest expense over the seven-year life of the notes.  The 2012 Notes are convertible into shares of common stock, at the option of the holder, at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, which represents a conversion price of approximately $25.92 per share.

        On September 2, 2008, AtheroGenics defaulted on the principal and interest due on the 2008 Notes.  This default created an event of default under the indentures governing the 2011 Notes and the 2012 Notes, which in turn caused the 2011 Notes and the 2012 Notes to become immediately due and payable.  In accordance with SFAS No. 78, Classifications of Obligations That Are Callable by the Creditor, (“SFAS 78”) the 2011 Notes and the 2012 Notes, $71.9 million and $200.0 million, respectively, were reclassified as liabilities subject to compromise.  The remaining unamortized debt issuance costs of $3.1 million related to the 2012 Notes was expensed upon the event of default and recorded in reorganization items.  In addition, in connection with the 2011 Notes, the remaining unamortized discount of $16.9 million was also recorded as an expense in reorganization items and the remaining unamortized premium of $436,000 was recorded as an offset to expense in reorganization items.  As of September 30, 2008, AtheroGenics recorded $2.3 million of accrued interest expense related to the 2008 and 2011 Notes, which was due, but not paid on September 1, 2008.  An additional 15 days of interest, $192,000, has been accrued for the time period of September 1 through September 15 when the Chapter 7 petition was filed.  In addition, AtheroGenics recorded $375,000 of accrued interest expense related to the 2012 Notes, which includes the time period of September 1 through September 15.  Due to the Chapter 11 Proceedings, no interest expense was recorded on the 2008 Notes, the 2011 Notes or the 2012 Notes after September 15, 2008.

11.   Recently Issued Accounting Standards

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments at fair value rather than under other GAAP, such as historical costs.  This results in the financial instrument being marked to fair value every reporting period with the gain or loss from a change in the fair value recorded in the Statements of Operations.  SFAS 159 is effective for fiscal years beginning after November 17, 2007.  AtheroGenics did not elect the fair value option for any assets or liabilities previously recorded at historical cost.

12.   Commitments and Contingencies

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

Under the terms of the Agreement, ISP has agreed to accept certain equipment used in the manufacture of the Product from AtheroGenics, in exchange for specific manufacturing activities related to AtheroGenics’ product candidate, AGI-1067.  Through September 30, 2008, AtheroGenics has recognized $572,000 of work performed by ISP in research and development expense with an offsetting credit to restructuring and impairment costs.  In addition, ISP has agreed to supply, and AtheroGenics has agreed to purchase, specified percentages, which change over time, of the worldwide production requirements for the Product, if needed.  AtheroGenics will pay ISP a specified purchase price, which varies based on annual quantities of the Product supplied.  This purchase price is adjustable based on any changes in Product specifications mandated by AtheroGenics, and, following the end of each contract year, based upon certain industry price indices.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following contains forward-looking statements which are subject to certain risks and should be read in conjunction with the information contained herein as well as with the financial statements and related footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in AtheroGenics' Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.   In this report, "AtheroGenics," "we," "us" and "our" refer to AtheroGenics, Inc.

Overview

AtheroGenics is a research-based pharmaceutical company focused on the discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases, including diabetes and coronary heart disease. We currently have one late stage clinical drug development program.

           On September 15, 2008, an involuntary petition under Chapter 7 of the United States Bankruptcy Code (the “Bankruptcy Code”) was filed against us by certain holders of our 4.5% Convertible Notes Due 2008 (the “2008 Notes”) in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”).  On October 6, 2008, we consented to the bankruptcy filing and moved the Bankruptcy Court to convert the Chapter 7 case to a case under Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Proceeding”).  This motion was granted on October 15, 2008.  No trustee, receiver or examiner has been appointed, and we expect to act as debtor-in-possession while being subject to the supervision and order of the Bankruptcy Court.

            We currently contemplate that our non-cash assets will be sold in the Chapter 11 Proceeding, either through a motion under Section 363 of the Bankruptcy Code or through confirmation of a plan pursuant to Section 1129 of the Bankruptcy Code, and that the then-remaining cash assets together with the net proceeds generated through the sale of the non-cash assets will be distributed to our stakeholders including our creditors.

             As of September 30, 2008, we had approximately $302.4 million of 2008 Notes, 4.5% Convertible Notes due 2011 (the “2011 Notes”) and 1.5% Convertible Notes due (the “2012 Notes”) outstanding and cash and cash equivalents of $52.7 million.  Under the priority scheme established by the Bankruptcy Code, as a general rule, our creditors will be entitled to receive any proceeds generated through the sale of our non-cash assets before our shareholders are entitled to receive any proceeds. The ultimate recovery by creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of liquidation. No assurance can be given as to what recoveries, if any, will be assigned in the Chapter 11 Proceeding to each of these constituencies. A plan of liquidation could result in our shareholders receiving no value for their interests and holders of our unsecured debt receiving less, and potentially substantially less, than payment in full for their claims. Because of such possibilities, the value of our common stock and our unsecured debt is highly speculative.  Accordingly, AtheroGenics urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

In 2003, we initiated a Phase III trial, referred to as ARISE (Aggressive Reduction of Inflammation Stops Events), which evaluated the impact of our lead drug candidate, AGI-1067, on a composite measure of heart disease outcomes, including death due to coronary disease, myocardial infarction (heart attack), stroke, coronary re-vascularization and unstable angina.  Important measures of glycemic control were included for patients with diabetes who also had coronary heart disease.  The study assessed the incremental benefits of AGI-1067 versus the current standard of care therapies in this patient population.  As such, all patients in the trial, including those on placebo, received other appropriate heart disease and diabetes medications, including statins and other cholesterol-lowering therapies, and glycemic control agents.

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

In August 2007, we commenced the first registration study for diabetes called ANDES, a multi-center, double-blind study with 6-month dosing using two doses (150mg and 75mg), designed to compare the effects of AGI-1067 versus placebo on glycemic endpoints in subjects with confirmed Type 2 diabetes.  In July 2008, we announced top-line results that showed both doses, 150mg and 75mg, of AGI-1067 met the primary efficacy endpoint of the reduction in glycosylated hemoglobin (A1c) versus placebo at the end of the study’s nine month dosing regimen.  Although we expect that an additional positive registration study in patients with diabetes will be required to submit a New Drug Application for marketing approval, due to the constraints imposed on us by the Chapter 11 Proceeding, we do not anticipate pursuing any clinical trials or other commercialization activities relating to AGI-1067 or our other products during the course of the Chapter 11 Proceeding.

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

The following table provides information regarding our research and development expenses for our major product candidates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Direct external AGI-1067 costs	$ 2,038,833	$ 12,545,833	$ 12,177,777	$ 38,157,320
Unallocated internal costs and other programs	3,439,284	4,272,286	11,014,112	20,955,272
Total research and development	$ 5,478,117	$ 16,818,119	$ 23,191,889	$ 59,112,592

From inception, we have devoted the large majority of our research and development efforts and financial resources to support development of the AGI-1067 product candidate.

Our common stock was previously listed on the Nasdaq Global Market.  Trading in our common stock on the Nasdaq Global Market was suspended at the opening of business on October 14, 2008.  Following the delisting, our common stock has been traded on the Pink Sheets under the symbol “AGIXQ.PK”.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions and select accounting policies that affect the amounts reported in our financial statements and the accompanying notes.  Actual results could significantly differ from those estimates.  AtheroGenics considers certain accounting policies related to use of estimates, research and development accruals, revenue recognition and stock-based compensation to be critical policies.  Other than the adoption of SOP 90-7 discussed below, there have been no material changes in the critical accounting policies from what was previously disclosed in our Form 10-K.

We applied Statement of Position (“SOP”) 90-7, Financial Reporting by Entities under the Bankruptcy Code.  SOP 90-7 provides guidance on financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize as going concerns under Chapter 11 of the Bankruptcy Code.  In accordance with SOP 90-7 all of the remaining unamortized debt issuance costs related to the 2012 Notes were reported as reorganization items along with remaining unamortized discount and premium related to the 2011 Notes.  Professional fees that were incurred due to the Chapter 11 Proceedings as well as interest income that would not have been earned had the principal amount of the 2008 Notes been paid were reported as reorganization items.  Liabilities that were subject to compromise were segregated from liabilities not subject to compromise as required by SOP 90-7.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2008 and 2007

Revenues

No revenues were recorded for the three and nine months ended September 30, 2008 compared to total revenues of $7.4 million and $49.2 million, respectively, for the comparable periods in 2007.  License fee revenues of $27.1 million for the nine months ended September 30, 2007 were related to the AGI-1067 license agreement with AstraZeneca that was concluded in 2007.  The research and development revenues of $7.4 million and $22.1 million for the three and nine months ended September 30, 2007, respectively, were for services performed for AstraZeneca related to the FOCUS clinical trial, which was also concluded in 2007.

Expenses

Research and Development.  Research and development expenses were $5.5 million and $16.8 million for the three months ended September 30, 2008 and 2007, respectively, and $23.2 million and $59.1 million for the nine months ended September 30, 2008 and 2007, respectively.  The decrease in research and development expenses in the three and nine months ended September 30, 2008 is primarily due to decreased expenditures for the ARISE and FOCUS clinical trials, which were concluded in 2007, lower personnel costs, including the elimination of the 2008 management incentive accrual and lower stock-based compensation expense.  This is partially offset by expenditures in the three and nine months ended September 30, 2008 for the ANDES clinical trial which commenced in the second half of 2007 and for work performed by ISP Pharma under the manufacturing and supply agreement.

General and Administrative.  General and administrative expenses were $2.6 million and $3.1 million for the three months ended September 30, 2008 and 2007, respectively, and $8.6 million and $10.6 million for the nine months ended September 30, 2008 and 2007, respectively.  The decrease in both periods is primarily due to lower personnel related costs, including the elimination of the 2008 management incentive accrual and lower stock-based compensation expense, and professional fees.

Restructuring and Impairment Costs.  The reversal of restructuring and impairment costs of $572,000 for the three and nine months ended September 30, 2008 was due to work performed by ISP Pharma in exchange for certain commercial manufacturing equipment that had been impaired and written-off during the restructuring in 2007.  Restructuring and impairment costs of $10.0 million for the nine months ended September 30, 2007 were incurred for the write-off of impaired manufacturing assets, as a result of the transition of commercial manufacturing activities from AstraZeneca, as well as severance and asset impairment costs from an organization restructuring that occurred during the second quarter of 2007.

Interest and Other Income

Interest and other income is primarily comprised of income earned on our cash and short-term investments.  Interest and other income decreased to $258,000 for the three months ended September 30, 2008 from $1.3 million for the comparable period in 2007 and to $1.6 million for the nine months ended September 30, 2008 from $4.8 million for the comparable period in 2007.  The decrease for the three and nine months ended September 30, 2008 was primarily due to the lower balance of cash and short-term investment funds than in the comparable period in 2007 and lower interest rates as well as interest income that was classified as a reorganization item due to the Chapter 11 Proceeding.

Interest Expense

Interest expense decreased to $2.6 million for the three months ended September 30, 2008 from $3.5 million for the comparable period in 2007.  The decrease in the three months ended September 30, 2008 is primarily due to the remaining unamortized discount and premium on the 2011 Notes being recorded as an expense (net) in reorganization items in connection with the Chapter 11 filing.  For the nine months ended September 30, 2008, interest expense increased to $9.5 million as compared to $7.7 million for the same period in 2007.  The increase in interest expense for the nine months ended September 30, 2008 is due to the recognition of eight months’ expense of the discount related to the 2011 Notes issued in July 2007 as compared to only three months’ expense in prior year.  Due to the Chapter 11 Proceedings, no interest expense was recorded on the 2008 Notes, the 2011 Notes or the 2012 Notes after September 15, 2008.

Reorganization Items

In connection with the Chapter 11 Proceeding, we incurred $19.9 million of reorganization items which primarily consists of the recognition of the remaining unamortized debt issuance cost of $3.1 million for the 2012 Notes and the remaining unamortized discount of $16.9 million for the 2011 Notes, and professional fees.  These amounts are partially offset by the recognition of the remaining unamortized premium of $436,000 for the 2011 Notes in addition to interest income that would not have been earned but for the proceedings during the three and nine months ended September 30, 2008.

Liquidity and Capital Resources

As previously discussed, on September 15, 2008, an involuntary petition under Chapter 7 of the Bankruptcy Code was filed against us by certain holders of our 2008 Notes in the Bankruptcy Court.  On October 6, 2008, we consented to the bankruptcy filing and moved the Bankruptcy Court to convert the Chapter 7 case to a case under Chapter 11 of the United States Bankruptcy Code which motion was granted on October 15, 2008.  We currently contemplate that our non-cash assets will be sold in the Chapter 11 Proceeding, either through a motion under Section 363 of the Bankruptcy Code or through confirmation of a plan pursuant to Section 1129 of the Bankruptcy Code, and that the then-remaining cash assets together with the net proceeds generated through the sale of the non-cash assets will be distributed to our stakeholders including our creditors.

           During the Chapter 11 Proceeding, we expect that our principal sources of liquidity will be derived from our existing cash and cash equivalents on hand as of September 30, 2008.  Our principal uses of cash during the Chapter 11 Proceeding are expected to consist primarily of administrative expenses related the Chapter 11 Proceeding and other operating expenses necessary to complete the sale of our non-cash assets.  We do not anticipate having access to additional sources of financing during the Chapter 11 Proceeding.

Since inception, we have financed our operations primarily through sales of equity securities and convertible notes.  At September 30, 2008, we had cash and cash equivalents of $52.7 million compared with cash, cash equivalents and short-term investments of $92.9 million at December 31, 2007.  The decrease in cash, cash equivalents and short-term investments was due to the use of funds for operating purposes and retiring $5.5 million of the 2008 Notes.  At September 30, 2008, our current liabilities exceeded our current assets by $252.9 million, which includes liabilities subject to compromise, compared to working capital of $50.2 million at December 31, 2007.  The decrease in working capital for the nine months ended September 30, 2008 is primarily due to the long-term portion of the convertible notes payable being reclassified to liabilities subject to compromise in connection with the default of the convertible notes, along with the acceleration of the discount and premium on the 2011 Notes that were previously being amortized over the life of the notes.

Net cash used in operating activities was $34.6 million for the nine months ended September 30, 2008 compared to $47.8 million for the nine months ended September 30, 2007.  The net cash used in operating activities for the nine months ended September 30, 2008 was primarily for expenditures related to the ANDES clinical trial.  The net cash used in operating activities for the nine months ended September 30, 2007 was principally for the closeout of ARISE, the ongoing FOCUS clinical trial, and our other ongoing product development programs.

Net cash provided by investing activities was $18.0 million for the nine months ended September 30, 2008 compared to $42.2 million for the nine months ended September 30, 2007.  Net cash provided by investing activities for the nine months ended September 30, 2008 and 2007 consisted primarily of the net sales of short-term investments.

Net cash used in financing activities was $5.5 million for the nine months ended September 30, 2008 compared to net cash provided by financing activities of $23,000 for the nine months ended September 30, 2007.  Net cash used in financing activities for the nine months ended September 30, 2008 was due to the retirement of $5.5 million of the 2008 Notes.  Net cash provided by financing activities in the nine months ended September 30, 2007 consisted of the proceeds received upon exercise of common stock options.

In August 2003, we issued $100 million in aggregate principal amount of 2008 Notes through a Rule 144A private placement to qualified institutional buyers.  These notes were convertible into our common stock at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately $15.34 per share.  Net proceeds were approximately $96.7 million.  Interest of 4.5% on the 2008 Notes was payable semi-annually in arrears on March 1 and September 1.  In January 2006, we exchanged $14.0 million in aggregate principal amount of the 2008 Notes for 1,085,000 shares of our common stock.  In July 2007, we extinguished $38.0 million of the 2008 Notes and in exchange, issued $60.4 million of 2011 Notes.  The 2011 Notes were initially recorded at their fair value of $38.0 million.  The $22.4 million difference between the principal amount and the initial fair value of the debt, the discount, was being accreted up to the face amount as additional interest expense over the remaining life of the 2011 Notes.  On September 2, 2008, the remaining unamortized balance of the discount, $16.9 million, was recorded as an expense in reorganization items upon default of the 2011 Notes discussed above.  In January 2008, we redeemed $17.5 million in aggregate principal amount of our 2008 Notes, and in exchange issued $11.5 million of 2011 Notes and repaid $5.5 million in cash.  We recorded the new 2011 Notes at their carrying value of $12.0 million.  This resulted in a premium of approximately $500,000 that was being amortized as an offset to interest expense over the life of these 2011 Notes.  On September 2, 2008, the remaining unamortized balance of the premium, $435,000, was recorded as an offset in expense to reorganization items as a result of the default on the 2011 Notes discussed above.  As of September 30, 2008, we have recorded $2.3 million of accrued interest expense related to the 2008 and 2011 Notes, which was due, but not paid on September 1, 2008.  An additional 15 days of interest, $192,000, has been accrued for the time period of September 1 through September 15 when the Chapter 7 petition was filed.

In January 2005, we issued $200 million in aggregate principal amount of 2012 Notes through a Rule 144A private placement to qualified institutional buyers.  These notes are convertible into shares of our common stock at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, or approximately $25.92 per share.  Interest of 1.5% on the 2012 Notes is payable semi-annually in arrears on February 1 and August 1.  Net proceeds were approximately $193.6 million.  As of September 30, 2008, we have recorded $375,000 of accrued interest expense related to the 2012 Notes, which includes the time period of September 1 through September 15 when the Chapter 7 petition was filed.

The following table summarizes our contractual obligations as of September 30, 2008:

	Payment Due by Period
	Total	2008	2009-2010	Thereafter
Contractual obligations
Convertible notes	$ 302,398,000	$ 302,398,000	$ —	$ —
Interest on convertible notes	2,870,951	2,870,951	—	—
Operating leases	530,068	315,416	214,652	—
Total contractual obligations	$ 305,799,019	$ 305,584,367	$ 214,652	$ —

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of AtheroGenics.  AtheroGenics and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and our other filings with the Securities and Exchange Commission and in our reports to our shareholders.  All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, such as developments regarding the Chapter 11 Proceeding and the amount of the expected proceeds from the sale of our non-cash assets are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates.  AtheroGenics undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following are some of the factors that could affect the recoveries, if any, by our creditors and our shareholders from the Chapter 11 Proceedings and our future financial condition:

•	the value ascribed to our non-cash assets by any bidder or potential bidder in the Chapter 11 Proceeding;

•	our ability to continue to operate as a debtor-in-possession during the Chapter 11 Proceeding;

•	the impact of current financial market conditions on our ability to complete the sale of our non-cash assets in the Chapter 11 Proceeding;

•	the approval of the terms of any sale of our non-cash assets by the Bankruptcy Court;

•
our ability to adequately protect or enforce our intellectual property rights or secure rights to third party patents, which may affect the value ascribed by a bidder in the Chapter 11 Proceeding to our non-cash assets;

•	changes in the Bankruptcy Code; and

•	our ability to retain and motivate personnel necessary to complete the Chapter 11 Proceeding.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           On September 15, 2008, an involuntary petition under Chapter 7 of the Bankruptcy Code  was filed against us by certain holders of our 2008 Notes in the Bankruptcy Court .  On October 6, 2008, we consented to the bankruptcy filing and moved the Bankruptcy Court to convert the Chapter 7 case to a case under Chapter 11 of the Bankruptcy Code.  This motion was granted on October 15, 2008.  No trustee, receiver or examiner has been appointed, and we expect to act as debtor-in-possession while being subject to the supervision and order of the Bankruptcy Court.

           We currently contemplate that our non-cash assets will be sold in the Chapter 11 Proceeding, either through a motion under Section 363 of the Bankruptcy Code or through confirmation of a plan pursuant to Section 1129 of the Bankruptcy Code, and that the then-remaining cash assets together with the net proceeds generated through the sale of the non-cash assets will be distributed to our stakeholders including our creditors.

Item 1A. Risk Factors

In connection with the Chapter 11 Proceedings, certain additional risks and uncertainties should also be considered as discussed below.

           The proceeds from the sale of our non-cash assets may not exceed amounts owed to our creditors, which may result in our shareholders receiving no value for their common stock and our creditors receiving less than payment in full for their claims.

           Under the priority scheme established by the Bankruptcy Code, as a general rule, our creditors will be entitled to receive any proceeds generated through the sale of our non-cash assets before shareholders are entitled to receive any proceeds. The ultimate recovery by creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of liquidation. No assurance can be given as to what recoveries, if any, will be assigned in the Chapter 11 Proceeding to each of these constituencies. A plan of liquidation could result in our shareholders receiving no value for their interests and holders of unsecured debt receiving less, and potentially substantially less, than payment in full for their claims. Because of such possibilities, the value of our common stock and unsecured debt is highly speculative.

           The sale of our non-cash assets in the Chapter 11 Proceeding could be negatively affected by current adverse conditions in the financial markets.

           The financial markets have recently been, and continue to be, disrupted and volatile.  In particular, the cost and availability of financing has been and may continue to be adversely affected by illiquid financial and credit markets.  As a result, potential bidders may not be able to obtain the financing necessary to purchase our non-cash assets in the Chapter 11 Proceeding, which may diminish the proceeds available for distribution to our stakeholders, including our creditors and shareholders.

           Our non-cash assets may be difficult to value, which may negatively affect the proceeds available for distribution to our stakeholders, including our creditors and shareholders.

           Our primary non-cash asset consists of AGI-1067, our investigational drug with demonstrated anti-inflammatory and anti-oxidant properties.  We have not derived any commercial revenues from product sales, and the size of the market for AGI-1067 remains uncertain.  As a result, potential bidders in the Chapter 11 Proceeding may have difficulty valuing AGI-1067, which may negatively affect the proceeds available for distribution to our stakeholders, including our creditors and shareholders.

           Our common stock was delisted from the Nasdaq Global Market and is currently quoted on the Pink Sheets, which may make buying or selling shares of our common stock difficult.

              Our common stock has been quoted on the Pink Sheets under the symbol “AGIXQ.PK” following our delisting from the Nasdaq Global Market.  In order to be quoted on the Pink Sheets, market makers must be willing to enter quotations for our stock. Without a number of market makers quoting our common stock, our common stock would be less liquid than it would otherwise be. In addition, compliance with the rules and regulations of the Securities Exchange Act of 1934, as amended, relating to "penny stocks" may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them.

Item 3.  Defaults Upon Senior Securities

On September 2, 2008, we defaulted on the principal and interest due on our 2008 Notes. This default created an event of default under the indentures governing the 2011 Notes and the 2012 Notes, which in turn caused the 2011 Notes and the 2012 Notes to become immediately due and payable.

The following represents total amounts owed under our debt agreements which are shown as part of liabilities subject to compromise at September 30, 2008 on our Condensed Balance Sheets.

Description	Principal	Interest

4.5% convertible notes due September 1, 2008	$ 30,500,000	$ 743,437
4.5% convertible notes due March 1, 2011	71,898,000	1,752,514
1.5% convertible notes due February 1, 2012	200,000,000	375,000
Total due	$ 302,398,000	$ 2,870,951

Item 6.  Exhibits

Exhibits

Exhibit 31.1	-	Certifications of Chief Executive Officer under Rule 13a-14(a).

Exhibit 31.2	-	Certifications of Chief Financial Officer under Rule 13a-14(a).

Exhibit 32	-	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHEROGENICS, INC.

Date: November 13, 2008	/s/MARK P. COLONNESE
Mark P. Colonnese
Executive Vice President, Commercial Operations and
Chief Financial Officer