Form 10-K
period 2008-12-31
ATHEROGENICS INC
filed 2009-06-02
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-31261
AtheroGenics, Inc.
(Exact name of Registrant as specified in its charter)

Georgia	58-2108232
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

8995 Westside Parkway,	(678) 336-2500
Alpharetta, Georgia 30009	(Registrant’s telephone number, including area code)
(Address of principal executive offices, including zip code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value
Common Stock Purchase Rights

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          The aggregate market value of shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price of $0.59 as reported on the Nasdaq Global Market as of the last business day of AtheroGenics’ most recently completed second fiscal quarter (June 30, 2008), was approximately $20,089,250. AtheroGenics has no nonvoting common equity.
          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑
          The number of shares outstanding of the registrant’s common stock, as of April 30, 2009: 39,518,492.
Documents Incorporated by Reference:
          None.

ATHEROGENICS, INC
FORM 10-K

i

EXPLANATORY NOTE
          As previously disclosed, on September 2, 2008, AtheroGenics, Inc. (“we,” or “us”) announced that we would not repay our 4.5% Convertible Notes (the “2008 Notes”) due September 2, 2008. The failure to repay the 2008 Notes on maturity resulted in an event of default under the indenture governing the 2008 Notes and created an event of default under the indentures governing our 4.5% Convertible Notes due 2011 (the “2011 Notes”) and our 1.5% Convertible Notes due 2012 (the “2012 Notes”). On September 15, 2008 an involuntary petition under Chapter 7 of the United States Bankruptcy Code (the “Bankruptcy Code”) was filed against us by certain holders of our 2008 Notes in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”). On October 6, 2008, we consented to the bankruptcy filing and moved the Bankruptcy Court to convert the Chapter 7 case to a case under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Proceeding”). On April 1, 2009, we sold substantially all of our non-cash assets to Crabtree Acquisition Co., LLC for $2 million as part of the Chapter 11 Proceeding (the “Asset Sale”).
          We have filed a plan of liquidation with the Bankruptcy Court and, if this plan is approved by the Bankruptcy Court, we will distribute our cash and cash equivalents to our creditors. Once this distribution is completed, our corporate existence will be terminated and our shares of common stock will be cancelled. Under the priority scheme established by the Bankruptcy Code, our creditors are generally entitled to receive any distributions of our assets before our shareholders are entitled to receive any such proceeds. Since our cash and cash equivalents are significantly less than our prepetition liabilities, holders of our unsecured debt will receive substantially less than payment in full for their claims and our shareholders will receive no value for their shares of our common stock as part of the Chapter 11 Proceeding. The distribution and liquidation of AtheroGenics is expected to be completed in the third quarter of 2009.
          As a result of the Asset Sale and the Chapter 11 Proceeding, we are not currently conducting any business activities nor will we do so in the future. Even though we sold substantially all of our non-cash assets in the Asset Sale and have no operations, we are nonetheless required to make certain filings, including this Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, we are filing this Form 10-K solely to comply with SEC rules and nothing herein shall be construed to suggest or imply that the shares of our common stock have any value or that our shareholders will receive any value for their shares of our common stock as part of the Chapter 11 Proceeding.

PART I
Item 1. Business
Bankruptcy Proceeding
     As previously disclosed, on September 2, 2008, we announced that we would not repay our 2008 Notes due September 2, 2008. The failure to repay the 2008 Notes on maturity resulted in an event of default under the indenture governing the 2008 Notes and created an event of default under the indentures governing our 2011 Notes and our 2012 Notes. On September 15, 2008 an involuntary petition under Chapter 7 of the Bankruptcy Code was filed against AtheroGenics by certain holders of our 2008 Notes in the Bankruptcy Court. On October 6, 2008, we consented to the bankruptcy filing and moved the Bankruptcy Court to convert the Chapter 7 case to a case under Chapter 11 of the Bankruptcy Code. On April 1, 2009, we sold substantially all of our non-cash assets to Crabtree Acquisition Co., LLC (the “Purchaser”) for $2 million as part of the Chapter 11 Proceeding.
     We have filed a plan of liquidation with the Bankruptcy Court and, if this plan is approved by the Bankruptcy Court, we will distribute our cash and cash equivalents to our creditors. Once this distribution is completed, our corporate existence will be terminated and our shares of common stock will be cancelled. Under the priority scheme established by the Bankruptcy Code, our creditors are generally entitled to receive any distributions of our assets before our shareholders are entitled to receive any such proceeds. Since our cash and cash equivalents are significantly less than our prepetition liabilities, holders of our unsecured debt will receive substantially less than payment in full for their claims and our shareholders will receive no value for their shares of our common stock as part of the Chapter 11 Proceeding. The distribution and liquidation of AtheroGenics is expected to be completed in the third quarter of 2009.
     As a result of the Asset Sale and the Chapter 11 Proceeding, we are not currently conducting any business activities nor will we do so in the future. Even though we sold substantially all of our non-cash assets in the Asset Sale and have no operations, we are nonetheless required to make certain filings, including this Form 10-K, with the SEC. Accordingly, we are filing this Form 10-K solely to comply with SEC rules and nothing herein shall be construed to suggest or imply that the shares of our common stock have any value or that our shareholders will receive any value for their shares of our common stock as part of the Chapter 11 Proceeding.
History of the Business
     AtheroGenics was formed in 1993 and focused on the discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases, including diabetes and coronary heart disease. Prior to the Chapter 11 Proceeding, we had one late stage clinical drug development program.
     AGI-1067 was our investigational drug with demonstrated anti-inflammatory and antioxidant properties. AGI-1067 works by selectively inhibiting signaling pathways that are activated in response to oxidative stress and pro-inflammatory stimuli. Oxidative stress and inflammation have been implicated as playing a key role in the pathogenesis of insulin resistance and diabetes.
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
     In August 2007, we commenced the first registration study for diabetes called ANDES (AGI-1067 as Novel Anti-Diabetic Agent Evaluation Study), a multi-center, double-blind study with 6-month dosing using two doses (150mg and 75mg), designed to compare the effects of AGI-1067 versus placebo on glycemic endpoints in subjects with confirmed Type 2 diabetes. In July 2008, we announced top-line results that showed both doses, 150mg and 75mg, of AGI-1067 met the primary efficacy endpoint of the reduction in glycosylated hemoglobin (A1c) versus placebo at the end of the study’s six month dosing regimen. Although we expect that an additional positive registration study in patients with diabetes will be required to submit a New Drug Application for marketing approval, due to the constraints imposed on us by the Chapter 11 Proceeding, we were unable to pursue any clinical trials or other commercialization activities relating to AGI-1067 or our other products.
     In 2005, we entered into a license and collaboration agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement, we received a license fee of $50 million. In April 2007, AstraZeneca notified us that pursuant to the terms of the agreement, it was ending the collaboration. The agreement was terminated in July 2007.
     In the second half of 2006, we were engaged by AstraZeneca to conduct FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 plus Usual Care Study). FOCUS was a follow-up Phase III clinical trial for patients exiting ARISE, designed to collect extended safety information. Pursuant to the terms of our license agreement, AstraZeneca funded the entire cost of the trial.
     AGI-1096 was a novel antioxidant and selective anti-inflammatory agent to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection. We worked with Astellas Pharma Inc. (“Astellas”) to further develop AGI-1096, with Astellas funding the costs for development activities under the agreement. Astellas informed us that they did not have further development plans and we subsequently ceased development activities on AGI-1096.
     Both AGI-1067 and AGI-1096 were sold to the Purchaser as part of the Asset Sale.
Employees
     As of April 30, 2009, we had 2 full-time employees. Our employees are primarily responsible for completing required regulatory filings, and the distribution of our cash and cash equivalents to our creditors as part of the Chapter 11 Proceeding.
Available Information
     Copies of our reports filed under Section 13(a) or 15(d) of the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, may be obtained upon request at AtheroGenics, Inc., Investor Relations, 8995 Westside Parkway, Alpharetta, GA 30009, free of charge, as soon as reasonably practicable after these reports are electronically filed with or furnished to the SEC. Additionally, you may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Item 1A. Risk Factors
Forward-Looking Statements
     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of AtheroGenics. AtheroGenics and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and our other filings with the SEC and in our reports to our shareholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and similar expressions identify forward-looking statements. All statements which address events that we expect to occur in the future are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on our then current views and assumptions regarding future events, and speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
     Because the proceeds from the sale of substantially all of our non-cash assets did not exceed the amounts we owe to our creditors, our shareholders will receive no value for their common stock and our creditors will receive substantially less than payment in full for their claims.
     As further described above, we sold substantially all of our non-cash assets to the Purchaser on April 1, 2009 as part of the Chapter 11 Proceeding. Under the priority scheme established by the Bankruptcy Code, our creditors are generally entitled to receive any distributions of our assets before our shareholders are entitled to receive any such proceeds. Since our cash and cash equivalents, including the proceeds from the sale of our non-cash assets, are significantly less than our prepetition liabilities, holders of our unsecured debt will receive substantially less than payment in full for their claims and our shareholders will receive no value for their shares of our common stock as part of the Chapter 11 Proceeding.
     Our common stock continues to be quoted on the Pink Sheets even though our shareholders will not receive any value for their shares of our common stock as part of the Chapter 11 Proceeding and our corporate existence will be terminated once we have completed the distribution of our cash and cash equivalents to our creditors.
     Our common stock was delisted from the Nasdaq Global Market and is currently quoted on the Pink Sheets under the symbol “AGIXQ.PK”. As discussed above, under the priority scheme established under the Bankruptcy Code, our shareholders will receive no value for their shares of our common stock as part of the Chapter 11 Proceeding and our corporate existence will be terminated once we have distributed our cash and cash equivalents to our creditors. Accordingly, even though our common stock continues to be quoted on the Pink Sheets, our common stock has no value and our shareholders should not view the trading activity of our common stock on the Pink Sheets or any other market or trading platform as being indicative of the value our shareholders will receive as part of the Chapter 11 Proceeding.
Item 1B. Unresolved SEC Staff Comments
     None.
Item 2. Properties
     As described above, on April 1, 2009 we sold substantially all of our non-cash assets for $2 million as part of the Chapter 11 Proceeding. As a result, we no longer own or lease any properties or facilities materially important to us.
Item 3. Legal Proceedings
     On September 15, 2008, certain holders of our 2008 Notes filed an involuntary petition against us under Chapter 7 of the Bankruptcy Code in the Bankruptcy Court. On October 6, 2008, we consented to the bankruptcy filing and moved the Bankruptcy Court to convert the Chapter 7 case to a case under Chapter 11 of the Bankruptcy Code. On April 1, 2009, we sold substantially all of our non-cash assets for $2 million to the Purchaser as part of the Chapter 11 Proceeding. We have filed a plan of liquidation with the Bankruptcy Court and, if this plan is approved by the Bankruptcy Court, we will distribute our cash and cash equivalents to our creditors.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Common Stock Information
     Our common stock was delisted from the Nasdaq Global Market and is currently quoted on the Pink Sheets under the symbol “AGIXQ.PK.” Even though our common stock is quoted on the Pink Sheets, as discussed above, our common stock has no value and our shareholders should not view the trading activity of our common stock on the Pink Sheets or any other market or trading platform as being indicative of the value our shareholders will receive as part of the Chapter 11 Proceeding. The following table sets forth the range of high and low reported last sale price per share of our common stock for each period indicated.

	Common Stock
	High	Low
Year ended December 31, 2008
First quarter	$1.10	$0.37
Second quarter	0.87	0.56
Third quarter	0.95	0.19
Fourth quarter	0.32	0.02
Year ended December 31, 2007
First quarter	$12.46	$2.80
Second quarter	3.86	2.10
Third quarter	3.00	1.12
Fourth quarter	1.86	0.36
     As of April 30, 2009, there were approximately 72 holders of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares are generally held in “street name” by various dealers, clearing agencies, banks, brokers and other fiduciaries.
Dividend Policy
     We have never declared or paid any dividends on our capital stock. Since our current cash and cash equivalents will be distributed to our creditors, and we will not earn any revenue in the future as a result of the Asset Sale and the Chapter 11 Proceeding, we will not pay any cash dividends on our capital stock.
Item 6. Selected Financial Data
     Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our financial statements and related notes included in this annual report. In this report, “AtheroGenics,” “we,” “us” and “our” refer to AtheroGenics, Inc.
     This annual report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain factors, risks and uncertainties that may cause future events to differ materially from those referred to in such statements. You should carefully consider these risks, which are discussed in this annual report, including, without limitation, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in AtheroGenics’ SEC filings.
Bankruptcy Proceeding
     As previously disclosed, on September 2, 2008, we announced that we would not repay our 4.5% Convertible Notes (the “2008 Notes”) due September 2, 2008. The failure to repay the 2008 Notes on maturity resulted in an event of default under the indenture governing the 2008 Notes and created an event of default under the indentures governing our 4.5% Convertible Notes due 2011 (the “2011 Notes”) and our 1.5% Convertible Notes due 2012 (the “2012 Notes”). On September 15, 2008, an involuntary petition under

Chapter 7 of the United States Bankruptcy Code (the “Bankruptcy Code”) was filed against us in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”) by certain holders of our 2008 Notes. On October 6, 2008, we consented to the bankruptcy filing and moved the Bankruptcy Court to convert the Chapter 7 case to a case under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Proceeding”). As part of the Chapter 11 Proceeding, we sold substantially all of our non-cash assets to Crabtree Acquisition Co., LLC (the “Purchaser”) for $2 million on April 1, 2009 (the “Asset Sale”).
     We have filed a plan of liquidation with the Bankruptcy Court and, if this plan is approved by the Bankruptcy Court, we will distribute our cash and cash equivalents to our creditors. Once this distribution is completed, our corporate existence will be terminated and our shares of common stock will be cancelled. Under the Bankruptcy Code, our creditors are generally entitled to receive any distributions of our assets before our shareholders. Since our cash and cash equivalents, including the proceeds from the sale of our non-cash assets, are significantly less than our prepetition liabilities, we will be unable to fully satisfy the claims of our creditors. As a result, our shareholders will receive no value for their shares of our common stock as part of the Chapter 11 Proceeding. The distribution and liquidation of AtheroGenics is expected to be completed in the third quarter of 2009.
     As a result of the Asset Sale and the Chapter 11 Proceeding, we are not currently conducting any business activities, and we will not conduct any business in the future. Even though we sold substantially all of our non-cash assets in the Asset Sale, and have no operations, we are still required to make certain filings with the SEC, including this Form 10-K. Accordingly, we are filing this Form 10-K solely to comply with SEC rules and nothing herein shall be construed to suggest or imply that our shares of common stock have any value or that our shareholders will receive any value for their shares of our common stock as part of the Chapter 11 Proceeding.
History of the Business
     AtheroGenics, formed in 1993, focused on developing and selling novel drugs for the treatment of chronic inflammatory diseases such as diabetes and coronary heart disease.
     Prior to the Chapter 11 Proceeding, AGI-1067 was our investigational drug with demonstrated anti-inflammatory and antioxidant properties. In 2003, we initiated a Phase III trial, referred to as ARISE (Aggressive Reduction of Inflammation Stops Events), which evaluated the impact of AGI-1067 on a composite measure of heart disease outcomes, including death due to coronary disease, myocardial infarction (heart attack), stroke, coronary re-vascularization and unstable angina. Important measures of glycemic control were included for patients with diabetes who also had coronary heart disease. The study assessed the incremental benefits of AGI-1067 versus the current standard of care therapies in this patient population. As such, all patients in the trial, including those on placebo, received other appropriate heart disease and diabetes medications, including statins and other cholesterol-lowering therapies, and glycemic control agents.
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
     In August 2007, we commenced the first registration study for diabetes called ANDES (AGI-1067 as Novel Anti-Diabetic Agent Evaluation Study), a multi-center, double-blind study with 6-month dosing using three doses, designed to compare the effects of AGI-1067 versus placebo on glycemic endpoints in subjects with confirmed type 2 diabetes. Patient enrollment for ANDES was completed in December 2007. Dosing and an interim analysis were completed in 2008.
     In 2005, we entered into a license and collaboration agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement, we received a license fee of $50 million. In April 2007, AstraZeneca notified us that pursuant to the terms of the agreement, it was ending the collaboration. The agreement was terminated in July 2007.
     In the second half of 2006, we were engaged by AstraZeneca to conduct FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 plus Usual Care Study). FOCUS was a follow-up Phase III clinical trial for patients exiting ARISE, designed to collect extended safety information. Pursuant to the terms of our license agreement, AstraZeneca funded the entire cost of the trial.
     AGI-1096 was a novel antioxidant and selective anti-inflammatory agent to address the accelerated inflammation of grafted blood vessels, known as transplant arteritis, common in chronic organ transplant rejection. We worked with Astellas Pharma Inc. (“Astellas”) to further develop AGI-1096, with Astellas funding the costs for development activities under the agreement. Astellas informed us that they did not have further development plans and we subsequently ceased development activities on AGI-1096.
     Both AGI-1067 and AGI-1096 were sold to the Purchaser as part of the Asset Sale.
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
Research and Development Accrual
     As part of the process of preparing our financial statements, we are required to estimate expenses that we believe we have incurred, but have not yet been billed for. This process involves identifying services and activities that have been performed by third party vendors on our behalf and estimating the level to which they have been performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of expenses for which we accrue include fees for professional services, such as those provided by certain clinical research organizations and investigators in conjunction with clinical trials, and fees owed to contract manufacturers in conjunction with the manufacture of clinical trial materials. We made these estimates based upon progress of activities related to contractual obligations and also information received from vendors.
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that companies recognize compensation expense associated with stock option grants and other equity instruments to employees in the financial statements. That expense is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the reward. Stock-based compensation expense is recorded in research and development expense or general and administrative expense depending on the employee’s job function. SFAS 123(R) applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We are using the modified-prospective method and the Black-Scholes valuation model for valuing the share-based payments.
Results of Operations
Comparison of Years Ended December 31, 2008 and 2007
Revenues
     No revenues were recorded for the twelve months ended December 31, 2008 compared to total revenues of $52.3 million, for the comparable period in 2007. License fee revenues of $27.1 million for the twelve months ended December 31, 2007 were related to the AGI-1067 license agreement with AstraZeneca that was concluded in 2007. The research and development revenues of $25.2 million for the twelve months ended December 31, 2007 were for services performed for AstraZeneca related to the FOCUS clinical trial, which was also concluded in 2007.
Expenses
     Research and Development. Research and development expenses were $25.9 million for the twelve months ended December 31, 2008 and $72.7 million for the comparable period in 2007. The decrease in research and development expenses in the twelve months ended December 31, 2008 is primarily due to decreased expenditures for the ARISE and FOCUS clinical trials, which were concluded in 2007, lower personnel costs, as a result of the organizational restructuring the occurred in the second quarter of 2007, and lower stock-based compensation expense. This is partially offset by expenditures in the twelve months ended December 31, 2008 for the ANDES clinical trial which commenced in the second half of 2007 and for work performed by ISP Pharma Systems LLC (“ISP”) under the manufacturing and supply agreement. As a result of the Chapter 11 Proceeding, AtheroGenics discontinued all research and development activities in the third quarter of 2008.
     General and Administrative. General and administrative expenses were $10.4 million for the twelve months ended December 31, 2008 and $13.9 million for the comparable period in 2007. The decrease is primarily due to lower personnel related costs, including the elimination of the 2008 management incentive plan and lower stock-based compensation expense, business development activities and professional fees.
     Restructuring and Impairment Costs. The reversal of restructuring and impairment costs of $821,000 for the twelve months ended December 31, 2008 was due to commercial manufacturing activities performed by ISP in exchange for certain commercial manufacturing equipment that had been impaired and written-off during the restructuring in 2007. Restructuring and impairment costs of $10.0 million for the twelve months ended December 31, 2007 were incurred for the write-off of impaired manufacturing assets, as a result of the transition of commercial manufacturing activities from AstraZeneca, as well as severance and asset impairment costs from an organization restructuring that occurred during the second quarter of 2007.
Interest and Other Income
     Interest and other income is primarily comprised of income earned on our cash and short-term investments. Interest and other income decreased to $1.6 million for the twelve months ended December 31, 2008 from $6.0 million for the comparable period in 2007. The decrease for the twelve months ended December, 2008 was primarily due to the lower balance of cash and short-term investment funds than in the comparable period in 2007 and lower interest rates as well as interest income that was classified as a reorganization item due to the Chapter 11 Proceeding.
Interest Expense
     Interest expense decreased to $9.5 million for the twelve months ended December 31, 2008 from $11.1 million for the comparable period in 2007. The decrease in the twelve months ended December 31, 2008 is primarily due to the remaining unamortized discount and premium on the 2011 Notes being recorded as an expense in reorganization items, net in connection with the Chapter 11 Proceeding. Due to the Chapter 11 Proceeding, no interest expense was recorded on the 2008 Notes, the 2011 Notes or the 2012 Notes after September 15, 2008.
Reorganization Items, Net
     In connection with the Chapter 11 Proceeding, we incurred $20.8 million of reorganization items, net which primarily consists of the recognition of the remaining unamortized debt issuance cost of $3.1 million for the 2012 Notes and the remaining unamortized discount of $16.9 million for the 2011 Notes, and professional fees. These amounts are partially offset by the recognition of the remaining unamortized premium of $435,000 for the 2011 Notes in addition to interest income that would not have been earned but for the proceedings during the twelve months ended December 31, 2008.
Liquidity and Capital Resources
     We have filed a plan of liquidation with the Bankruptcy Court and, if this plan is approved by the Bankruptcy Court, we will distribute our cash and cash equivalents to our creditors and our corporate existence will be terminated once this distribution is complete. Since our cash and cash equivalents are significantly less than our prepetition liabilities, holders of our unsecured debt will receive substantially less than our payment in full for their claims. In addition, our shareholders will receive no value for their shares of our common stock as our creditors have priority in the Chapter 11 Proceeding. Moreover, since all of our existing cash and cash equivalents will be paid to our creditors and since we are not conducting any operations and will not do so in the future, we do not anticipate having any long-term capital-resources needs.
     Since inception, we financed our operations primarily through sales of equity securities and convertible notes. On September 15, 2008, certain holders of our 2008 Notes filed an involuntary petition under Chapter 7 of the Bankruptcy Code against AtheroGenics. On October 6, 2008, AtheroGenics consented to the bankruptcy filing and moved the Bankruptcy Court to convert the Chapter 7 case to a case under Chapter 11 of the Bankruptcy Code. On April 1, 2009, AtheroGenics sold substantially all of its non-cash assets for $2 million to the Purchaser as part of the Chapter 11 Proceeding.
     Net cash used in operating activities was $37.4 million for the twelve months ended December 31, 2008 compared to $56.4 million for the comparable period in 2007. The net cash used in operating activities in 2008 was primarily attributable to funding a net loss of $64.1 million that included expenditures related to the ANDES clinical trial. The net cash used in operating activities for the twelve months ended December 31, 2007 was principally for the closeout of ARISE and FOCUS Phase III clinical trials, the start-up of ANDES Phase III clinical trial for AGI-1067, as well as our other ongoing product development programs.
     Net cash provided by investing activities was $18.0 million for the twelve months ended December 31, 2008 compared to $43.3 million for the comparable period in 2007. Net cash provided by investing activities for the twelve months ended December 31, 2008 and 2007 consisted primarily of the net sales of short-term investments.
     Net cash used in financing activities was $5.5 million for the twelve months ended December 31, 2008 compared to net cash provided by financing activities of $23,000 for the comparable period in 2007. Net cash used in financing activities for the twelve months ended December 31, 2008 was due to the retirement of $5.5 million of the 2008 Notes. Net cash provided by financing activities in the twelve months ended December 31, 2007 consisted of the proceeds received upon exercise of common stock options.
     In August 2003, we issued $100.0 million in aggregate principal amount of 2008 Notes through a Rule 144A private placement to qualified institutional buyers. These notes were convertible into our common stock at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, or approximately $15.34 per share. Net proceeds were approximately $96.7 million. Interest of 4.5% on the 2008 Notes was payable semi-annually in arrears on March 1 and September 1. In January 2006, we exchanged $14.0 million in aggregate principal amount of the 2008 Notes for 1,085,000 shares of our common stock. In July 2007, we extinguished $38.0 million of the 2008 Notes and in exchange, issued $60.4 million of 2011 Notes. The 2011 Notes were initially recorded at their fair value of $38.0 million. The $22.4 million difference between the principal amount and the initial fair value of the debt, the discount, was being accreted up to the face amount as additional interest expense over the remaining life of the 2011 Notes. In January 2008, we redeemed $17.5 million in aggregate principal amount of our 2008 Notes, and in exchange issued $11.5 million of 2011 Notes and repaid $5.5 million in cash. We recorded the new 2011 Notes at their carrying value of $12.0 million. This resulted in a premium of approximately $500,000 that was being amortized as an offset to interest expense over the life of these 2011 Notes.
     On September 2, 2008, we defaulted on the principal and interest due on the 2008 Notes. This default created an event of default under the indentures governing the 2011 Notes and the 2012 Notes, which in turn caused the 2011 Notes and the 2012 Notes to become immediately due and payable. Due to the default, the remaining unamortized balance of the discount on the 2011 Notes, $16.9 million, was recorded as an expense in reorganization items and the remaining unamortized balance of the premium on the 2011 Notes, $435,000, was recorded as an offset to expense in reorganization items. As of December 31, 2008, we have recorded $2.3 million of accrued interest expense related to the 2008 and 2011 Notes, which was due, but not paid on September 1, 2008. An additional 15 days of interest, $192,000, has been accrued for the time period of September 1 through September 15 when the Chapter 7 petition was filed. The accrued interest expense is included in liabilities subject to compromise.
     In January 2005, we issued $200.0 million in aggregate principal amount of 2012 Notes through a Rule 144A private placement to qualified institutional buyers. These notes are convertible into shares of our common stock at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, or approximately $25.92 per share. Interest of 1.5% on the 2012 Notes is payable semi-annually in arrears on February 1 and August 1. Net proceeds were approximately $193.6 million. Due to the default on the 2012 Notes, the remaining unamortized balance of the debt issuance costs, $3.1 million, was recorded as an expense in reorganization items, net. As of December 31, 2008, we have recorded $375,000 of accrued interest expense related to the 2012 Notes, which includes the time period of September 1 through September 15 when the Chapter 7 petition was filed. The accrued interest expense is included in liabilities subject to compromise.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Not applicable.
Item 8. Financial Statements and Supplementary Data
ATHEROGENICS, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of AtheroGenics, Inc.
We have audited the accompanying balance sheets of AtheroGenics, Inc. (Debtor-in-Possession) (the Company) as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AtheroGenics, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that AtheroGenics, Inc. will continue as a going concern. As more fully described in Note 1, the Company is in Chapter 11 bankruptcy, has sold substantially all of its non-cash assets, and the bankruptcy court is in the process of determining the plan of distribution of remaining cash and cash equivalents to creditors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Atlanta, Georgia
May 29, 2009

ATHEROGENICS, INC.
(Debtor-in-Possession)
BALANCE SHEETS

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$49,966,104	$74,795,388
Short-term investments	—	18,080,032
Accounts receivable	—	2,634,422
Prepaid expenses and other current assets	536,715	1,290,260

Total current assets	50,502,819	96,800,102

Equipment and leasehold improvements, net of accumulated depreciation and amortization	1,093,326	2,361,053
Debt issuance costs and other assets	—	3,977,873

Total assets	$51,596,145	$103,139,028

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$339,013	$781,119
Accrued research and development	8,150	3,765,745
Accrued interest	—	2,876,150
Accrued compensation	157,257	2,258,051
Accrued and other liabilities	195,626	920,736
Current portion of convertible notes payable	—	35,968,750

Total current liabilities not subject to compromise	700,046	46,570,551

Liabilities subject to compromise	306,888,386	—
Convertible notes payable, net of current portion	—	252,163,102

Shareholders’ deficit:
Preferred stock, no par value: Authorized - 5,000,000 shares	—	—
Common stock, no par value:
Authorized - 100,000,000 shares; issued and outstanding - 39,518,492 shares at December 31, 2008 and 2007	219,030,853	215,243,310
Warrants	598,173	613,021
Accumulated deficit	(475,621,313)	(411,465,815)
Accumulated other comprehensive income	—	14,859

Total shareholders’ deficit	(255,992,287)	(195,594,625)

Total liabilities and shareholders’ deficit	$51,596,145	$103,139,028

The accompanying notes are an integral part of these financial statements.

ATHEROGENICS, INC.
(Debtor-in-Possession)
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Revenues:
License fees	$—	$27,083,333
Research and development	—	25,193,494

Total revenues	—	52,276,827

Operating expenses:
Research and development	25,915,956	72,696,066
Marketing, general and administrative	10,446,868	13,936,132
Restructuring and impairment costs	(821,000)	9,996,332

Total operating expenses	35,541,824	96,628,530

Operating loss	(35,541,824)	(44,351,703)
Interest and other income	1,632,279	6,007,678
Interest expense	(9,452,040)	(11,124,544)

Net loss before reorganization items	(43,361,585)	(49,468,569)

Reorganization items, net	(20,793,913)	—

Net loss	$(64,155,498)	$(49,468,569)

Net loss per share-basic and diluted	$(1.62)	$(1.25)

Weighted average shares outstanding-basic and diluted	39,518,492	39,500,154

The accompanying notes are an integral part of these financial statements.

ATHEROGENICS, INC.
(Debtor-in-Possession)
STATEMENTS OF SHAREHOLDERS’ DEFICIT

					Accumulated
					Other	Total
	Common Stock			Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Warrants	Deficit	(Loss) Income	Deficit
Balance at January 1, 2007	39,452,927	$207,388,894	$613,021	$(361,997,246)	$7,682	$(153,987,649)
Issuance of common stock for exercise of stock options at $.30 to $.38 per share	65,565	23,075	—	—	—	23,075
Stock-based compensation	—	7,831,341	—	—	—	7,831,341
Net loss	—	—	—	(49,468,569)	—	(49,468,569)
Unrealized gain on available-for-sale securities	—	—	—	—	7,177	7,177

Comprehensive loss						(49,461,392)

Balance at December 31, 2007	39,518,492	215,243,310	613,021	(411,465,815)	14,859	(195,594,625)
Expired warrants	—	14,848	(14,848)	—	—	—
Stock-based compensation	—	3,772,695	—	—	—	3,772,695
Net loss	—	—	—	(64,155,498)	—	(64,155,498)
Change in unrealized gain on available-for-sale securities	—	—	—	—	(14,859)	(14,859)

Comprehensive loss						(64,170,357)

Balance at December 31, 2008	39,518,492	$219,030,853	$598,173	$(475,621,313)	$—	$(255,992,287)

The accompanying notes are an integral part of these financial statements.

ATHEROGENICS, INC.
(Debtor-in-Possession)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Operating activities
Net loss	$(64,155,498)	$(49,468,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization on 2011 Notes	3,235,786	2,131,852
Write-off of discount and premium on 2011 Notes, net (included in reorganization costs)	16,499,112	—
Amortization of debt issuance costs	843,394	1,646,479
Write-off of debt issuance costs on 2012 Notes (included in reorganization costs)	3,134,479	—
Stock-based compensation	3,772,695	7,831,341
Depreciation and amortization	1,301,327	911,124
Amortization of deferred revenue	—	(27,083,333)
Asset impairment costs	—	9,005,153
Changes in operating assets and liabilities:
Accounts receivable	2,634,422	3,903,470
Prepaid expenses	427,276	3,130,040
Interest receivable	326,269	261,216
Accounts payable	(365,321)	(2,402,392)
Accrued research and development	(2,761,003)	(7,497,419)
Accrued interest	(5,199)	336,150
Accrued compensation	(2,100,794)	792,407
Accrued and other liabilities	(179,052)	129,075

Net cash used in operating activities	(37,392,107)	(56,373,406)

Investing activities
Sales and maturities of short-term investments	18,065,173	110,008,090
Purchases of short-term investments	—	(64,116,085)
Purchases of equipment and leasehold improvements	(33,600)	(2,592,365)

Net cash provided by investing activities	18,031,573	43,299,640

Financing activities
Payment of convertible notes	(5,468,750)	—
Proceeds from the exercise of common stock options	—	23,075

Net cash (used in) provided by financing activities	(5,468,750)	23,075

Decrease in cash and cash equivalents	(24,829,284)	(13,050,691)
Cash and cash equivalents at beginning of year	74,795,388	87,846,079

Cash and cash equivalents at end of year	$49,966,104	$74,795,388

Supplemental disclosures of cash flow information
Interest paid	$5,399,396	$7,010,062
Reorganization items paid	1,160,322	—
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
     On September 2, 2008, AtheroGenics announced that it would not repay the 4.5% Convertible Notes (the “2008 Notes”) due September 2, 2008. The failure to repay the 2008 Notes on maturity resulted in an event of default under the indenture governing the 2008 Notes and created an event of default under the indentures governing the 4.5% Convertible Notes due 2011 (the “2011 Notes”) and the 1.5% Convertible Notes due 2012 (the “2012 Notes”). On September 15, 2008 an involuntary petition under Chapter 7 of the United States Bankruptcy Code (the “Bankruptcy Code”) was filed against AtheroGenics by certain holders of its 2008 Notes in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”). On October 6, 2008, AtheroGenics consented to the bankruptcy filing and moved the Bankruptcy Court to convert the Chapter 7 case to a case under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Proceeding”). On April 1, 2009, AtheroGenics sold substantially all of its non-cash assets to Crabtree Acquisition Co., LLC (the “Purchaser”) for $2 million as part of the Chapter 11 Proceeding (the “Asset Sale”).
     AtheroGenics has filed a plan of liquidation with the Bankruptcy Court and, if this plan is approved by the Bankruptcy Court, AtheroGenics will distribute its cash and cash equivalents to the creditors. After this distribution is completed, AtheroGenics’ corporate existence will be terminated and its shares of common stock will be cancelled. Under the priority scheme established by the Bankruptcy Code, AtheroGenics’ creditors are generally entitled to receive any distributions of its assets before the shareholders are entitled to receive any such proceeds. Since AtheroGenics’ cash and cash equivalents are significantly less than its prepetition liabilities, holders of the unsecured debt will receive substantially less than payment in full for their claims and AtheroGenics’ shareholders will receive no value for their shares of its common stock as part of the Chapter 11 Proceeding. The distribution and liquidation of AtheroGenics is expected to be completed in the third quarter of 2009. The accompanying financial statements do not reflect any adjustments related to the liquidation of the company that will be necessary if the company is unable to continue as a going concern.
     As a result of the Asset Sale and the Chapter 11 Proceeding, AtheroGenics is not currently conducting any business activities nor will it do so in the future. Even though AtheroGenics sold substantially all of its non-cash assets in the Asset Sale and has no operations, it is nonetheless required to make certain filings, including this Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, AtheroGenics is filing this Form 10-K solely to comply with SEC rules and nothing herein shall be construed to suggest or imply that the shares of AtheroGenics’ common stock have any value or that its shareholders will receive any value for their shares of AtheroGenics’ common stock as part of the Chapter 11 Proceeding.
  Use of Estimates
     The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
  Short-Term Investments
     Short-term investments consisted of commercial paper, corporate notes and government agency notes with original maturities of greater than three months when purchased.
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
  Fair Value of Financial Instruments and Concentration of Credit Risk
     Financial instruments that subject AtheroGenics to concentration of credit risk consist primarily of cash, cash equivalents and short-term investments and convertible notes payable. These assets are maintained by reputable third party financial institution custodians. The carrying values reported in the balance sheets for cash, cash equivalents and short-term investments approximate fair values. The fair value of the convertible notes payable is substantially less than carrying value. The Company has estimated the fair value of the convertible notes payable to be approximately $42.3 million as of December 31, 2008.
  Accounts Receivable
     Accounts receivable consisted primarily of receivables related to our license and collaboration agreement with AstraZeneca (See Note 2).
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
  Research and Development Accrual
     As part of the process of preparing its financial statements, AtheroGenics is required to estimate expenses that it believes it has incurred, but has not yet been billed for. This process involves identifying services and activities that have been performed by third party vendors on its behalf and estimating the level to which they have been performed and the associated cost incurred for such service as of each balance sheet date in its financial statements. Examples of expenses for which AtheroGenics accrues include fees for professional services, such as those provided by certain clinical research organizations and investigators in conjunction with clinical trials, and fees owed to contract manufacturers in conjunction with the manufacture of clinical trial materials. AtheroGenics made these estimates based upon progress of activities related to contractual obligations and also information received from vendors.
  Liabilities Subject to Compromise and Reorganization Items
     The Financial Statements have been prepared in accordance with Statement of Position (“SOP”) 90-7, Financial Reporting by Entities under the Bankruptcy Code. SOP 90-7 does not ordinarily affect or change the application of GAAP; however, it does require AtheroGenics to distinguish transactions and events that are directly associated with the reorganization in connection with the Chapter 11 Proceeding from the ongoing operations of the business. AtheroGenics has recognized certain charges for allowed claims or expected allowed claims in the financial statements as of and for the twelve months ended December 31, 2008. The Balance Sheet discloses the prepetition current liabilities subject to compromise, which are liabilities that were incurred but not paid prior to the September 15, 2008 date of the bankruptcy filing. The reorganization items on the Statement of Operations consist of expenses that would not have been incurred except for the bankruptcy filing. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or when better information becomes available and is evaluated, adjustments will be made to the liabilities recorded on the Financial Statements as appropriate.
     The amounts of liabilities subject to compromise recorded on the Balance Sheet as of December 31, 2008 consisted of the following:

Accounts payable	$76,785
Accrued interest	2,870,951
Accrued research and development	996,592
Accrued other	546,058
4.5% convertible notes due 2008	30,500,000
4.5% convertible notes due 2011	71,898,000
1.5% convertible notes due 2012	200,000,000

Total liabilities subject to compromise	$306,888,386

     The reorganization items recorded in the Statement of Operations for the twelve months ended December 31, 2008 consisted of the following:

Discount on the 4.5% convertible notes due 2011	$(16,934,684)
Premium on the 4.5% convertible notes due 2011	435,572
Debt issuance costs on the 1.5% convertible notes due 2012	(3,134,479)
Professional fees	(1,415,727)
Interest income	255,405

Total reorganization items, net	$(20,793,913)

  Revenue Recognition
     AtheroGenics recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying GAAP to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements.
     In accordance with SAB 104, license fees, which are nonrefundable, are recognized when the related license agreements specify that no further efforts or obligations are required. In February 2006, AtheroGenics received a $50,000,000 license fee in connection with its license and collaboration agreement with AstraZeneca. The upfront nonrefundable license payment was being recognized on a straight-line basis over the 24-month period that AtheroGenics estimated it was obligated to provide services to the licensee. In April 2007, AstraZeneca announced that it was ending the license and collaboration agreements and any further obligations required of AtheroGenics. As such, the remaining balance of approximately $20,800,000 in deferred revenue related to the license fee was recognized as revenue.
     During 2006, AstraZeneca separately engaged AtheroGenics to conduct the FOCUS (Follow-up Of Clinical Outcomes: The Long-term AGI-1067 Plus Usual Care Study) clinical trial. Revenues under the research and development agreement pertaining to clinical trials are recognized in accordance with SAB 104 and Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent (“EITF 99-19”). According to the criteria established by EITF. 99-19, AtheroGenics is the primary obligor of the agreement because it is responsible for the selection, negotiation, contracting and payment of the third party suppliers. In addition, any liabilities resulting from the agreement are the responsibility of AtheroGenics. Research and development revenues are recognized, on a gross basis, as activities are performed under the terms of the related agreement. The FOCUS clinical trial, which has concluded, was fully funded by AstraZeneca.
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
     In addition to the reduction in workforce, AtheroGenics determined that in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”) certain excess laboratory equipment and related leasehold improvements, as well as commercial manufacturing equipment had been impaired. As AtheroGenics has no assurance that such assets will be utilized, an impairment test was performed in accordance with SFAS 144 based on estimates of cash flows associated with the equipment. Based on the results of this impairment test, AtheroGenics recorded a non-cash impairment charge of approximately $9,000,000 in the second quarter of 2007.

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
     For the years ended December 31, 2008 and 2007, AtheroGenics recorded approximately $3,800,000 and $7,800,000, respectively, of employee stock-based compensation expense. AtheroGenics has a net operating loss carryforward as of December 31, 2008 and 2007, and therefore no excess tax benefits for tax deductions related to the stock options were recognized. As of December 31, 2008, unamortized stock-based compensation expenses of approximately $5,400,000 remain to be recognized based on a weighted average period of approximately two years prior to the consideration of employee departures in 2009.
     For the years ended December 31, 2008 and 2007, AtheroGenics calculated a forfeiture rate of 27.61% and 10.31%, respectively, based on historical data. Expected volatility is based on historical volatility of AtheroGenics’ common stock. The expected term of the stock options granted is also based on historical data and represents the period of time that stock options granted are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury rates in effect at the time of the grant for periods corresponding with the expected term of the options. For stock options granted during the twelve months ended December 31, 2008 and 2007 the following weighted average assumptions were used:

	2008	2007
Expected life	5 years	4 years
Risk-free interest rate	3.2%	4.3%
Volatility	89.14%	83.7%
Fair value of grants	$0.41	$0.94
  Income Taxes
     The liability method is used in accounting for income taxes. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are anticipated to reverse.
  Comprehensive Income (Loss)
     AtheroGenics computes comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities. Comprehensive loss was $64,170,357 and $49,461,392 for the years ended December 31, 2008 and 2007, respectively.
  Recently Issued Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Available-for-sale securities are reflected on AtheroGenics Balance Sheet in short-term investments and related gains and losses are recorded in accumulated other comprehensive gain. The adoption of SFAS 157 on January 1, 2008 did not have an impact on AtheroGenics’ financial statements.
2. Collaborations
     In 2005, AtheroGenics announced a license and collaboration agreement with AstraZeneca for the global development and commercialization of AGI-1067. Under the terms of the agreement, AtheroGenics received an upfront nonrefundable license fee of $50,000,000 and, subject to the achievement of specific milestones including a successful outcome in ARISE (Aggressive Reduction of Inflammation Stops Events), AtheroGenics was eligible for development and regulatory milestones of up to an aggregate of $300,000,000. The agreement also provided for progressively demanding sales performance related milestones of up to an additional $650,000,000 in the aggregate. In addition, AtheroGenics was to receive royalties on product sales. AstraZeneca was responsible for supplying all of the manufacturing, packaging and labeling. AstraZeneca had the right to terminate the license and collaboration agreement at specified periods. In April 2007, AstraZeneca notified AtheroGenics that pursuant to the terms of the agreement, it was ending the collaboration. The agreement was terminated in July 2007.
     In the second half of 2006, AtheroGenics was engaged separately by AstraZeneca to conduct FOCUS. FOCUS was a follow-up Phase III clinical trial for patients exiting ARISE, designed to collect extended safety information. Pursuant to the terms of the license agreement, AstraZeneca funded the entire cost of the trial which has been concluded.
     In 2004, AtheroGenics announced a collaboration with Astellas Pharma Inc. (Formerly Known As Fujisawa Pharmaceutical Co., Ltd.) to develop AGI-1096 as an oral treatment for the prevention of organ transplant rejection. Under the agreement, AtheroGenics agreed to collaborate with Astellas to conduct preclinical and early stage clinical development trials, with Astellas funding all development costs during the term of the agreement. Astellas received an option to negotiate for late stage development and commercial rights to the compound. Astellas has informed AtheroGenics that they have completed their current development activities and do not have further development plans.
3. Short-Term Investments
     Short-term investments consisted of debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition. AtheroGenics had invested primarily in corporate notes and commercial paper, all of which had a minimum investment rating of A1/P1, and government agency notes. During the third quarter of 2008, all of AtheroGenics’ short-term investments matured and the cash was transferred to money market accounts. The realized gain from these transactions was $14,859 for the year ended December 31, 2008. The cumulative unrealized gains were $14,859 at December 31, 2007. The following table summarizes the estimated fair value of AtheroGenics’ short-term investments:

	December 31,
	2008	2007
Commercial paper	$—	$12,301,963
Corporate notes	—	3,776,569
Government agency notes	—	2,001,500

Total	$—	$18,080,032

4. Equipment and Leasehold Improvements
     Equipment and leasehold improvements consist of the following:

	December 31,
	2008	2007
Laboratory equipment	$3,316,350	$3,316,350
Leasehold improvements	3,140,953	3,107,353
Computer and office equipment	2,676,254	2,702,639

	9,133,557	9,126,342
Accumulated depreciation and amortization	(8,040,231)	(6,765,289)

Net equipment and leasehold improvements	$1,093,326	$2,361,053

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

     In April 2008, AtheroGenics entered into a Manufacturing and Supply Agreement (the “Agreement”) with ISP Pharma Systems LLC (“ISP”) for the manufacture and supply of the active pharmaceutical ingredient and an intermediate product (the “Product”) of AtheroGenics’ product candidate, AGI-1067. Under the terms of the agreement, ISP has agreed to accept this commercial manufacturing equipment used in the manufacture of the Product from AtheroGenics, in exchange for specific manufacturing activities related to AtheroGenics’ product candidate, AGI-1067.
     In May 2007, AtheroGenics implemented an organizational restructuring and recorded a non-cash write-down of approximately $1,500,000 for certain excess laboratory equipment and related leasehold improvements that were deemed impaired.
     On April 1, 2009, AtheroGenics sold substantially all of its non-cash assets to the Purchaser for $2,000,000 as part of the Asset Sale.
5. Convertible Notes Payable
     In August 2003, AtheroGenics issued $100,000,000 in aggregate principal amount of 2008 Notes with interest payable semi-annually in March and September. Net proceeds to AtheroGenics were approximately $96,700,000, after deducting expenses and underwriters’ discounts and commissions. The issuance costs related to the notes were recorded as debt issuance costs and other assets and were being amortized to interest expense over the five-year life of the notes. The 2008 Notes could have been converted at the option of the holder into shares of AtheroGenics common stock prior to maturity at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, representing a conversion price of approximately $15.34 per share.
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
     In July 2007, AtheroGenics extinguished $38,000,000 in aggregate principal amount of the 2008 Notes with certain holders and issued $60,400,000 in aggregate principal amount of the 2011 Notes. This exchange was accounted for as an extinguishment of the 2008 Notes in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The 2011 Notes were initially recorded at their fair value of $38,000,000. The $22,400,000 difference between the principal amount and the initial fair value of the 2011 Notes, the discount, was to be accreted up to the face amount of $60,400,000 as additional interest expense using the effective interest method over the remaining life of the new convertible notes.
     In January 2008, AtheroGenics redeemed $17,500,000 of its 2008 Notes and, in exchange, issued $11,500,000 of 2011 Notes along with $5,500,000 of cash. This transaction was accounted for as a modification in accordance with EITF 96-19. AtheroGenics determined that the carrying value of the new 2011 Notes was $12,000,000. As $11,500,000 of 2011 Notes were issued, this resulted in a premium of approximately $500,000 that was to be amortized as an offset to interest expense over the life of these 2011 Notes.
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
     In January 2005, AtheroGenics issued $200,000,000 in aggregate principal amount of 2012 Notes with interest payable semi-annually in February and August. Net proceeds to AtheroGenics were approximately $193,600,000, after deducting expenses and underwriters’ discounts and commissions. The issuance costs related to the notes were recorded as debt issuance costs and other assets and were being amortized to interest expense over the seven-year life of the notes. The 2012 Notes are convertible into shares of common stock, at the option of the holder, at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, which represents a conversion price of approximately $25.92 per share.
     On September 2, 2008, AtheroGenics defaulted on the principal and interest due on the 2008 Notes. This default created an event of default under the indentures governing the 2011 Notes and the 2012 Notes, which in turn caused the 2011 Notes and the 2012 Notes to become immediately due and payable. In accordance with SFAS No. 78, Classifications of Obligations That Are Callable by the Creditor, (“SFAS 78”)the 2008, the 2011 Notes and the 2012 Notes, $30,500,000, $71,900,000 and $200,000,000, respectively, were reclassified as liabilities subject to compromise. The remaining unamortized debt issuance costs of $3,100,000 related to the 2012 Notes was expensed upon the event of default and recorded in reorganization items. In addition, in connection with the 2011 Notes, the remaining unamortized discount of $16,900,000 was also recorded as an expense in reorganization items, net and the remaining unamortized premium of $435,000 was recorded as an offset to expense in reorganization items, net. As of December 31, 2008, AtheroGenics recorded $2,300,000 of accrued interest expense related to the 2008 and 2011 Notes, which was due, but not paid on September 1, 2008. An additional 15 days of interest, $192,000, has been accrued for the time period of September 1 through September 15 when the Chapter 7 petition was filed. In addition, AtheroGenics recorded $375,000 of accrued interest expense related to the 2012 Notes, which includes the time period of September 1 through September 15. Due to the Chapter 11 Proceeding, no interest expense was recorded on the 2008 Notes, the 2011 Notes or the 2012 Notes after September 15, 2008.
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
     During all periods presented, AtheroGenics had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of the following at the dates indicated:

	Year Ended December 31,
	2008	2007
Shares underlying convertible notes	14,391,278	14,783,194
Options	5,061,181	6,600,816
Warrants	56,000	82,436

Total	19,508,459	21,466,446

Weighted average conversion price of shares underlying convertible notes	$21.01	$20.86

Weighted average exercise price of options	$7.87	$8.56

Weighted average exercise price of warrants	$6.00	$5.64

     Because AtheroGenics reported a net loss for all periods presented, shares associated with stock options, warrants and the convertible notes are not included because they are antidilutive. Basic and diluted net loss per share amounts are the same for the periods presented.
7. Common Stock
     In November 2001, AtheroGenics’ Board of Directors adopted a Shareholder Rights Plan, declaring a dividend distribution of one common stock purchase right on each outstanding share of its common stock. The rights plan will be terminated as part of the Chapter 11 Proceeding.
8. Stock Options and Warrants
     During 1997, AtheroGenics established an equity ownership plan (the “1997 Plan”) whereby options to purchase AtheroGenics’ common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair value of the shares on the dates of grant. The 1997 Plan, as amended, authorizes the grant of options for up to 3,724,416 shares of AtheroGenics’ common stock. The 1997 Plan expired in 2007 and 119,475 shares that were available for grant expired. As of December 31, 2008, AtheroGenics had 1,156,427 shares of common stock reserved for issuance under the 1997 Plan in connection with outstanding options.
     During 2001, AtheroGenics established an equity ownership plan (the “2001 Plan”) whereby options to purchase AtheroGenics’ common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair value of the shares on the dates of grant. The 2001 Plan allows for grants of non-qualified options, incentive stock options and shares of restricted stock. Non-qualified options granted under the 2001 Plan may vest immediately for non-employees, but generally vest over a four-year period for employees. Incentive stock options generally vest over four years. The 2001 Plan authorizes the grant of options for up to 2,000,000 shares of AtheroGenics’ common stock. As of December 31, 2008, AtheroGenics had 1,563,464 shares of common stock reserved for issuance under the 2001 Plan in connection with outstanding options or future grants.

     During 2004, AtheroGenics established an equity ownership plan (the “2004 Plan”) whereby options to purchase AtheroGenics’ common stock may be granted to employees, directors, consultants or contractors with exercise prices not less than the fair value of the shares on the dates of grant. The 2004 Plan authorizes the grant of options for up to 4,500,000 shares of AtheroGenics’ common stock. As of December 31, 2008, AtheroGenics had 4,484,000 shares of common stock reserved for issuance under the 2004 Plan in connection with outstanding options or future grants. The terms of the 2004 Plan are substantially similar to the terms of the 2001 Plan.
     A summary of stock option activity under previous plans, the 1997 Plan, the 2001 Plan and the 2004 Plan follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value
Outstanding at January 1, 2007	6,521,524	$11.73
Granted	1,829,196	1.56
Exercised	(65,565)	0.35
Canceled	(1,684,339)	13.53

Outstanding at December 31, 2007	6,600,816	8.56
Granted	219,800	0.57
Exercised	—	0.00
Canceled	(1,759,435)	9.57

Outstanding at December 31, 2008	5,061,181	$7.87	1.31	$0.00

Vested and expected to vest at December 31, 2008	4,691,738	$8.13	1.34	$0.00

Exercisable at December 31, 2008	3,864,392	$8.66	1.37	$0.00

     The total intrinsic value of options exercised during the year ended December 31, 2007 was $255,936. Cash received from option exercises during the year ended December 31, 2007 was $23,075. AtheroGenics has a net operating loss carryforward as of December 31, 2008, and therefore no excess tax benefits for tax deductions related to the stock options were recognized.
     The following table summarizes information concerning outstanding and exercisable options granted under the 1997 Plan, the 2001 Plan and the 2004 Plan as of December 31, 2008.

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Remaining Years	Exercise Price	Exercisable	Exercise Price
$ 0.30 — $ 2.41	2,186,182	1.49	$0.97	1,451,662	$0.90
4.61 — 14.86	1,894,267	1.28	9.83	1,565,176	9.69
15.78 — 29.99	980,732	0.95	19.47	847,554	20.04

0.30 — 29.99	5,061,181	1.31	7.87	3,864,392	8.66

     At December 31, 2008, warrants to purchase 56,000 shares of AtheroGenics’ common stock remain outstanding which were issued in connection with a license agreement in 2001.
     Since AtheroGenics’ cash and cash equivalents will be distributed to its creditors if the plan of liquidation is approved by the Bankruptcy Court and AtheroGenics’ cash and cash equivalents are significantly less than its prepetition liabilities, AtheroGenics’ stock options and warrants have no value.
9. Employee Benefit Plan
     AtheroGenics has a defined contribution plan covering eligible employees, which is qualified under Section 401(k) of the Internal Revenue Code (“IRC”). Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the IRC. AtheroGenics may make a discretionary contribution. During 2008, AtheroGenics matched 50% of employees’ contributions, up to a maximum of 6% of the employees’ annual base compensation.

AtheroGenics’ contributions to the plan for 2008 and 2007 aggregated $147,677 and $254,197, respectively. AtheroGenics’ stock is not an eligible investment under this plan.
10. Income Taxes
     AtheroGenics’ income tax expense was $0 for the years ended December 31, 2008 and 2007. The primary factors causing income tax expense to be different than the federal statutory rates are as follows:

	December 31,
	2008	2007
Incomes tax benefit at statutory rate	$(21,812,869)	$(16,819,314)
Incentive stock options	847,418	1,713,073
State income tax benefit net of federal tax benefit	(2,455,074)	(1,758,635)
General business credit	(782,141)	(1,583,721)
Loss on debt conversion	—	1,121,880
Other	3,338	137,635
Valuation allowance	24,199,328	17,189,082

Income tax expense	$—	$—

     At December 31, 2008, AtheroGenics had net operating loss carryforwards and research and development credit carryforwards of $436,791,521 and $14,389,406, respectively, for income tax purposes, which both begin to expire in 2010. The significant components of the deferred tax assets are:

	December 31,
	2008	2007
Net operating loss carryforwards	$165,419,402	$146,807,285
Research credits	14,389,406	13,607,265
Depreciation and amortization	7,890,141	217,506
Impairment reserve	422,392	3,414,258
Deferred stock compensation	2,841,796	2,355,798
Other	53,864	415,561

Total deferred tax assets	191,017,001	166,817,673
Valuation allowance	(191,017,001)	(166,817,673)

Net deferred tax assets	$—	$—

     Because of AtheroGenics’ lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased $24,199,328 and $17,189,082 in 2008 and 2007 as follows:

	December 31,
	2008	2007
Deferred tax valuation allowance at beginning of year	$166,817,673	$149,628,591
Change in cumulative tax differences	24,199,328	17,189,082

Deferred tax valuation allowance at end of year	$191,017,001	$166,817,673

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
     AtheroGenics is currently in bankruptcy under the Chapter 11 Bankruptcy Code. The result of the Chapter 11 Proceeding would negatively impact the amount of tax attributes and the ability to use the attributes.

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. AtheroGenics adopted the provision of FIN 48 on January 1, 2007. AtheroGenics has no uncertain tax positions and no cumulative adjustment was required or recorded as a result of the implementation of FIN 48. As of January 1, 2007, December 31, 2007 and December 31, 2008, AtheroGenics had no unrecognized tax benefits. AtheroGenics will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense if and when incurred. AtheroGenics has no interest or penalties related to unrecognized tax benefits accrued as of December 31, 2007 and December 31, 2008. AtheroGenics does not anticipate that unrecognized benefits will be incurred within the next 12 months. Since AtheroGenics has tax net operating losses since inception, all tax years remain open under federal and state statute of limitations.
11. Commitments and Contingencies
     On June 19, 1998, AtheroGenics entered into a ten-year operating lease for office and laboratory space through March 1, 2009. Monthly lease payments of approximately $89,400 began March 2, 1999, the date occupancy commenced. These payments were subject to increases during each successive 12-month period based on changes in the Consumer Price Index. This lease expired March 1, 2009 and all leasehold improvements were fully amortized as of that date. AtheroGenics’ other operating lease obligations are not significant.
     In April 2008, AtheroGenics entered into a Manufacturing and Supply Agreement (the “Agreement”) with ISP Pharma Systems LLC (“ISP”) for the manufacture and supply of the active pharmaceutical ingredient and an intermediate product (the “Product”) of AtheroGenics’ product candidate, AGI-1067.
     The initial term of the Agreement expires on April 1, 2013 and the Agreement is automatically extended for successive two year terms thereafter if neither party provides notice of non-renewal.
     Under the terms of the Agreement, ISP has agreed to accept certain equipment used in the manufacture of the Product from AtheroGenics, in exchange for specific manufacturing activities related to AtheroGenics’ product candidate, AGI-1067. AtheroGenics had written the asset off as an impairment charge in 2007. Through December 31, 2008, AtheroGenics has recognized $821,000 of work performed by ISP in research and development expense with an offsetting credit to restructuring and impairment costs. In addition, ISP has agreed to supply, and AtheroGenics has agreed to purchase, specified percentages, which change over time, of the worldwide production requirements for the Product, if needed. AtheroGenics will pay ISP a specified purchase price, which varies based on annual quantities of the Product supplied. This purchase price is adjustable based on any changes in Product specifications mandated by AtheroGenics, and, following the end of each contract year, based upon certain industry price indices.
     The Agreement also contains certain provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, change orders, intellectual property rights, confidentiality and indemnification, as well as other customary terms and provisions.
     On April 1, 2009, the Agreement was transferred to the Purchaser, one of whom is a former member of AtheroGenics’ board of directors, as part of the Asset Sale.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, which consists of one person that acts as our principal executive and financial officer, is responsible for establishing and maintaining our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)). Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. During this evaluation, the material weaknesses in our internal control over financial reporting described below were identified.
     Our management concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting
     Our management, which consists of one person that acts as our principal executive and financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In performing this assessment, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008:
•	The Chapter 11 Proceeding has required substantial effort from our limited management personnel which resulted in our inability to file this Form 10-K on a timely basis; based on reduction of our finance and executive management resources, which has also impacted our supervision and review, management oversight, as well segregation of duties processes. and

•	The Chapter 11 Proceeding, the cessation of our operations and our substantial workforce reductions resulted in our inability to maintain an Audit Committee in compliance with Nasdaq listing standards and SEC regulations.
     Notwithstanding the above material weaknesses, management has concluded that our annual financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, the annual financial statements included in our Annual Report on this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.
     We do not intend to remediate these material weaknesses, in light of the Chapter 11 Proceeding, and our intention to liquidate in the near term.
     This annual report does not include an attestation report of AtheroGenics’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by AtheroGenics’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
     As discussed above, we have been involved in the Chapter 11 Proceeding since our third fiscal quarter of fiscal 2008, which has significantly impacted our internal control over financial reporting to, among other things, prepare our financial statements reflecting the changes brought about as a result of the Chapter 11 Proceeding. In addition, as previously disclosed, on April 1, 2009 we announced the involuntary separation of Russell M. Medford, Mark P. Colonnese, and W. Charles Montgomery from their positions as officers of AtheroGenics. These officers were important to our financial reporting and control process, and their departure has lead to material changes in our internal control over financial reporting that significantly impacted our ability to prepare our financial statements, including our inability to maintain an Audit Committee in compliance with Nasdaq listing standards and SEC regulations.
     Other than as described above, there were no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
   None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     As previously disclosed, on April 1, 2009, R. Wayne Alexander, Samuel L. Barker and Margaret E. Grayson resigned from their positions as directors and their related committee appointments. In addition, in conjunction with the sale of substantially all of AtheroGenics’ non-cash assets, AtheroGenics announced the involuntary separation of its remaining executive officers. AtheroGenics also appointed Charles A. Deignan, 44, as its President, Chief Financial Officer and Secretary on April 1, 2009.
     Charles A. Deignan has served as President, Chief Financial Officer and Secretary of AtheroGenics since his appointment on April 1, 2009. From January 2007 and until his most recent appointment, Mr. Deignan previously served as AtheroGenics’ Vice President of Finance and Administration and Principal Accounting Officer. Mr. Deignan is AtheroGenics only executive officer, and will oversee the wind down of the Chapter 11 Proceeding.
     Michael A. Henos, 59, has served as chairman of AtheroGenics’ board of directors since 1994 and was AtheroGenics’ Chief Financial Officer from 1994 to 1999. From 1993 to the present, Mr. Henos has served as managing general partner of Alliance Technology Ventures, L.P., a venture capital firm with $250 million under management. Mr. Henos served as a general partner of Aspen Ventures, a $150 million early stage venture capital partnership, from 1991 to 2001. Mr. Henos previously served as a vice president of 3i Ventures Corporation, the predecessor of Aspen Ventures, from 1986 to 1991. From 1984 to 1986, Mr. Henos served as a healthcare consultant with Ernst & Young, specializing in venture financing of startup medical technology companies. Before joining Ernst & Young, Mr. Henos served in a variety of operating management positions and co-founded and served as Chief Executive Officer of ProMed Technologies, Inc. Mr. Henos is the Chairman of the Board of Inhibitex, Inc., a clinical stage biopharmaceutical company and serves as a board member of Genoptix, Inc., a specialized laboratory service provider of diagnostic services to hematologists and oncologists.
     Russell M. Medford, M.D., Ph.D., is AtheroGenics only other remaining director. Dr. Medford is 54 years old and his term is scheduled to expire this year. Dr. Medford has served as a member of AtheroGenics’ board of directors since its inception in 1993. Dr. Medford was the President and Chief Executive Officer from 1995 until 2009 after serving as Executive Vice President from 1993 to 1995. Dr. Medford is a director of Inhibitex, Inc., a clinical stage biopharmaceutical company. Dr. Medford serves on the Biotechnology Industry Organization’ (BIO) Board of Directors and the Emerging Companies Section Governing Body, Health Section Governing Body, Co-Chair Bioethics Committee and BIO2009 Steering Committee. He served as Chairman of the Georgia BIO and is a member of the Georgia BIO Executive Committee and Board of Directors. He also serves on the Southeast BIO Board of Directors. Dr. Medford has most recently been elected to the National Health Museum Board of Trustees. He is an inaugural Fellow of the Council on Basic Cardiovascular Sciences of the American Heart Association and has held a number of academic appointments at the Emory University School of Medicine, most recently as Adjunct Clinical Professor of Medicine. Dr. Medford is a molecular cardiologist whose research has focused on the molecular basis of cardiovascular disease. Dr. Medford received a B.A. from Cornell University, and an M.D. with Distinction and a Ph.D. in molecular and cell biology from the Albert Einstein College of Medicine. Dr. Medford completed his residency in internal medicine at the Beth Israel Hospital and served as a fellow in cardiology at the Brigham and Women’s Hospital and Harvard Medical School, where he also served on the faculty of Medicine.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors and executive officers to file reports of holdings and transactions in AtheroGenics stock with the SEC. Based solely on a review of copies of reports and certain written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2008 except for one late Form 4 filing reporting the sale of shares of common stock for Mr. Bryson.
Code of Ethics
     We have adopted a code of business conduct and ethics for directors, officers and employees, including our principal executive officer and principal financial officer, known as the AtheroGenics, Inc. Code of Business Conduct and Ethics. You may request a free copy from:
AtheroGenics, Inc.
Attention: Investor Relations
8995 Westside Parkway
Alpharetta, Georgia 30009
(678) 336-2500
Audit Committee
     During 2008, AtheroGenics had an audit committee which was responsible for appointing and overseeing the performance of our independent registered public accounting firm, overseeing our accounting and financial reporting process and reviewing the scope, results and costs of the audits and other services provided by our independent registered public accounting firm. The audit committee had been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee members were independent directors and met applicable audit committee independence requirements of Nasdaq listing standards and SEC regulations. The board of directors determined that Mr. Bearman was an audit committee financial expert. Due to the departure of substantially all of AtheroGenics’ remaining directors on April 1, 2009, AtheroGenics no longer has an audit committee or an audit committee financial expert.
Item 11. Executive Compensation
Executive Compensation
     The following table summarizes the compensation paid to or earned during the years ended December 31, 2008 and 2007 by our Principal Executive Officer, and each of our two most highly compensated executive officers who were serving at December 31, 2008 and whose total salary and bonus exceeded $100,000 for services rendered to us in all capacities during 2008.

			Non-Equity
			Incentive
	Fiscal		Plan	Option	All Other
Name and Principal Position	Year	Salary	Compensation	Awards (1)	Compensation (2)	Total
Russell M. Medford, M.D., Ph.D.	2008	$502,792	$—	$1,104,109	$16,062	$1,622,963
President and Chief Executive Officer	2007	483,454	137,784	1,359,714	16,027	1,996,979

Mark P. Colonnese	2008	341,786	—	552,670	111,479	1,005,935
Executive Vice President, Commercial	2007	328,640	133,668	666,665	45,580	1,174,553
Operations and Chief Financial Officer

W. Charles Montgomery, Ph.D.	2008	308,256	—	488,842	102,696	899,794
Senior Vice President, Business	2007	296,400	112,518	597,821	43,317	1,050,056
Development and Alliance Management

(1)	Represents the compensation costs recognized for financial reporting purposes for the year ended December 31, 2008, excluding estimated forfeitures, in accordance with FAS 123(R). See Note 1 Description of Business and Significant Accounting Policies — Stock-Based Compensation for a discussion of all assumptions made by AtheroGenics in determining the FAS 123(R) value of its option awards. Since AtheroGenics’ cash and cash equivalents will be distributed to its creditors if the plan of liquidation is approved by the Bankruptcy Court and AtheroGenics’ cash and cash equivalents are significantly less than its prepetition liabilities, AtheroGenics’ stock options have no value.

(2)	Represents the compensation committee approved retention payments related to the ANDES clinical trial, a 401(k) plan matching contribution and premiums for long-term disability insurance and term life insurance paid by us for 2008.
2008 Outstanding Equity Awards at Fiscal Year End
     The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2008.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option	Option
	Option #	Option #		Exercise	Grant	Expiration
Name	Exercisable	Unexercisable (1)		Price	Date	Date
Russell M. Medford	137,500	—		$0.30	4/28/1999	4/28/2009
	100,000	—		0.31	12/8/1999	12/8/2009
	500,000	—		0.38	1/28/2000	1/28/2010
	90,000	—		5.00	12/29/2000	12/29/2010
	120,000	—		6.05	12/31/2001	12/31/2011
	144,000	—		7.41	12/31/2002	12/31/2012
	120,000	—		14.86	12/31/2003	12/31/2013
	140,000	—		23.56	12/31/2004	12/31/2014
	120,000	36,000	(2)	15.78	2/21/2006	2/21/2016
	140,000	70,000		9.91	12/29/2006	12/29/2016
	96,691	48,345	(3)	2.41	6/19/2007	6/19/2017
	120,000	90,000		0.38	12/31/2007	12/31/2017

Mark P. Colonnese	70,600	—		0.38	1/28/2000	1/28/2010
	35,000	—		5.00	12/29/2000	12/29/2010
	60,000	—		6.05	12/31/2001	12/31/2011
	72,000	—		7.41	12/31/2002	12/31/2012
	57,000	—		14.86	12/31/2003	12/31/2013
	60,000	—		23.56	12/31/2004	12/31/2014
	60,000	18,000	(2)	15.78	2/21/2006	2/21/2016
	12,000	4,320		13.29	5/31/2006	5/31/2016
	72,000	36,000		9.91	12/29/2006	12/29/2016
	65,278	32,864	(3)	2.41	6/19/2007	6/19/2017
	72,000	54,000		0.38	12/31/2007	12/31/2017

W. Charles Montgomery	50,000	—		19.20	2/27/2004	2/27/2014
	50,000	—		23.56	12/31/2004	12/31/2014
	50,000	15,000	(2)	15.78	2/21/2006	2/21/2016
	10,000	3,600		13.29	5/31/2006	5/31/2016
	60,000	30,000		9.91	12/29/2006	12/29/2016
	59,280	29,640	(3)	2.41	6/19/2007	6/19/2017
	60,000	45,000		0.38	12/31/2007	12/31/2017

(1)	Except for the options granted on June 19, 2007, twenty five percent of these options vested on the first anniversary date of the grant. Following that date, the remaining options vested over three-consecutive twelve month periods at a rate of two percent per month during the initial eleven months of each period and three percent in the final month of each such period.

(2)	Options related to performance in 2005 were granted in February 2006.

(3)	Options granted on June 19, 2007 have a two year vesting period, twenty five percent vested on the anniversary of the vesting commencement date, twenty five percent vested 18 months from the vesting commencement date and fifty percent vested on the second anniversary of the vesting commencement date.
Retirement Benefits
     Prior to the departure of substantially all of our directors and all of our executive officers in connection with the sale of substantially all of AtheroGenics’ non-cash assets, we provided matching contributions in connection with our 401(k) Plan for our executive officers.
Change of Control and Severance Arrangements
     As discussed above, an involuntary petition under Chapter 7 of the Bankruptcy Code was filed against AtheroGenics on September 15, 2008. Subsequently, on October 6, 2008, AtheroGenics consented to the bankruptcy filing and moved the Bankruptcy Court to convert the Chapter 7 case to a case under Chapter 11 of the Bankruptcy Code. During the Bankruptcy Proceeding, AtheroGenics was required to seek the Bankruptcy Court’s approval of payments to be made to our executive officers upon their involuntary separation. The Bankruptcy Court approved a plan under which Drs. Medford and Montgomery, and Mr. Colonnese would each receive a cash payment of $125,000 in the event of their involuntary separation from the Company’s employment (other than a “for cause” separation).
     On April 1, 2009, in connection with the sale of substantially all of AtheroGenics’ non-cash assets, Drs. Medford and Montgomery, and Mr. Colonnese were involuntarily separated from AtheroGenics’ employment. Pursuant to the plan approved by the Bankruptcy Court, each of Drs. Medford and Montgomery, as well as Mr. Colonnese, received a cash payment of $125,000. Since this amount was substantially lower than the amount of severance that would have been payable under each of the executive officer’s employment agreement in effect at the time of the bankruptcy filing, each executive officer has filed a non-priority, general unsecured claim against AtheroGenics’ bankruptcy estate for the following amounts: Drs. Medford and Montgomery, $2.0 million and $578,000, respectively, and Mr. Colonnese, $764,000. Since AtheroGenics’ cash and cash equivalents are substantially lower than our prepetition liabilities, the value that Drs. Medford and Montgomery and Mr. Colonnese will receive for their general unsecured claim against AtheroGenics’ bankruptcy estate will be approximately 14% of their claim due to the priority scheme established by the Bankruptcy Code.
Director Compensation
     On September 10, 2008, David Bearman, T. Forcht Dagi, M.D., Arthur M. Pappas and William A. Scott, Ph.D. each resigned from AtheroGenics’ board of directors and their respective committee appointments effective as of September 9, 2008.
     On September 18, 2008, Vaughn D. Bryson resigned from our board of directors and from his compensation committee appointment.
     On April 1, 2009, R. Wayne Alexander, Samuel L. Barker and Margaret E. Grayson resigned from their positions as directors and their related committee appointments. Michael A. Henos and Dr. Russell Medford are AtheroGenics’ only remaining directors. The discussion below relates to salary payments made to AtheroGenics’ directors for their service during the year ended December 31, 2008.
     The following table sets forth all of the compensation awarded to, earned by or paid to AtheroGenics’ non-employee directors during 2008.

	Fees Earned
Name	or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Michael A. Henos	$50,000	$40,342	$90,342
R. Wayne Alexander	27,500	21,031	48,531
Samuel L. Barker	30,000	76,535	106,535
David Bearman	15,000	21,031	36,031
Vaughn D. Bryson	13,750	20,687	34,437
T. Forcht Dagi	12,500	20,343	32,843
Margaret E. Grayson	27,500	75,847	103,347
Arthur M. Pappas	12,500	21,031	33,531
William A. Scott	12,500	20,343	32,843

(1)	Represents the compensation costs recognized for financial reporting purposes for the year ended December 31, 2008, excluding estimated forfeitures, in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or FAS 123(R). See Note 1 Description of Business and Significant Accounting Policies — Stock-Based Compensation for a discussion of all assumptions made by AtheroGenics in determining the FAS 123(R) value of its option awards. Since AtheroGenics’ cash and cash equivalents will be distributed to its creditors if the plan of liquidation is approved by the Bankruptcy Court and AtheroGenics’ cash and cash equivalents are significantly less than its prepetition liabilities, AtheroGenics’ stock options have no value.

At December 31, 2008, the aggregate number of option awards outstanding was: Mr. Henos — 212,800 shares; Dr. Alexander — 150,900 shares; Dr. Barker — 70,000 shares and Ms. Grayson — 69,000. Mr. Bearman; Mr. Bryson, Dr. Dagi, Mr. Pappas and Dr. Scott did not have any option awards outstanding.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
     Prior to the filing of this Form 10-K, AtheroGenics filed a post-effective amendment to its Form S-8, to withdraw from registration its equity securities authorized for issuance. The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2008.

Equity Compensation Plan Information
			Number of securities
			remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	be issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	5,061,181	$7.87	2,142,710

Equity compensation plans not approved by shareholders (1)	56,000	6.00	—

Total	5,117,181	$7.85	2,142,710

(1)	Warrants issued in connection with a licensing agreement dated June 29, 2001.
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth certain information provided to us by each of the following as of March 31, 2009 (unless otherwise indicated) regarding their beneficial ownership of our common stock:
•	each person who is known by us to beneficially own more than 5% of our common stock;

•	each of the executive officers named in the Summary Compensation Table in this proxy statement;

•	each of our directors as of March 31, 2009; and

•	all of our directors and executive officers as a group.
     Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons and entities named in the table below have sole voting and sole investment power with respect to the shares set forth opposite each person’s or entity’s name.

     Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 31, 2009 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each of the individuals listed in the table is c/o AtheroGenics, Inc., 8995 Westside Parkway, Alpharetta, Georgia 30009.
     Even though our common stock continues to be quoted on the Pink Sheets, our common stock has no value and our shareholders should not view the trading activity of our common stock on the Pink Sheets or any other market or trading platform as being indicative of the value our shareholders will receive as part of the Chapter 11 Proceeding.

	Common Stock
	Beneficially Owned
	Number		Percent
	of		of
Beneficial Owner	Shares		Class
Visium Asset Management, LP	3,892,836	(1)	9.8%
950 Third Avenue
New York, New York 10022
BNP Paribas Arbitrage SA	2,983,500	(2)	7.6%
555 Croton Road , 4th Floor
King of Prussia, Pennsylvania
Aristeia Capital, LLC	2,367,278	(3)	5.7%
136 Madison Avenue, 3rd Floor
New York, New York 10016
Russell M. Medford, M.D., Ph.D.	2,117,787	(4)	5.4%
R. Wayne Alexander, M.D., Ph.D.	586,800	(5)	1.5%
Mark P. Colonnese	511,664	(6)	1.3%
W. Charles Montgomery, Ph.D.	233,140	(7)	*
Michael A. Henos	212,800	(8)	*
Samuel L. Barker, Ph.D.	70,000	(9)	*
Margaret E. Grayson	69,000	(10)	*

All directors and executive officers as a group (7 persons)	3,801,191	(11)	9.6%

*	Less than one percent (1%) of outstanding shares.

(1)	The amount shown and the following information is based on a Schedule 13G/A, dated February 13, 2009, filed by Visium Asset Management, LP, indicating beneficial ownership as of December 31, 2008. The Schedule 13G/A indicates that Visium Asset Management, LP, JG Asset, LLC and Jacob Gottlieb each have sole voting and dispositive power with respect to 3,892,836 shares.

(2)	The amount shown and the following information was provided by BNP Paribas Arbitrage SA on March 31, 2008, indicating that BNP Paribas Arbitrage SA has sole voting and dispositive power with respect to 2,983,500 shares.

(3)	The amount shown and the following information is based on a Schedule 13G, dated February 13, 2009, filed by Aristea Capital, LLC, indicating beneficial ownership as of December 31, 2008. The Schedule 13G indicates that Aristea Capital, LLC has sole voting and dispositive power with respect to 2,367,278 shares.

(4)	Includes 1,620,646 shares subject to options exercisable within 60 days and 100,000 shares owned by Medford Future Fund, LLLP, a family limited liability limited partnership of which Dr. Medford is the general partner. As the general partner, Dr. Medford exercises voting and investment power over these shares.

(5)	Includes 150,900 shares subject to options exercisable within 60 days and 100,000 shares owned by Jane Alexander, Dr. Alexander’s spouse.

(6)	Includes 511,664 shares subject to options exercisable within 60 days.

(7)	Includes 233,140 shares subject to options exercisable within 60 days.

(8)	Includes 212,800 shares subject to options exercisable within 60 days.

(9)	Includes 70,000 shares subject to options exercisable within 60 days.

(10)	Includes 69,000 shares subject to options exercisable within 60 days.

(11)	Includes 2,868,150 shares subject to options exercisable within 60 days.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Person Transactions
The Sale of Substantially All of Our Non-Cash Assets
     On March 17, 2009, AtheroGenics entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Crabtree Acquisition Co., LLC (the “Purchaser”). Pursuant to the Purchase Agreement, the Purchaser agreed to purchase substantially all of AtheroGenics’ non-cash assets for $2,000,000 in a transaction under Section 363 of Chapter 11 of Title 11 of the Bankruptcy Code. The Purchaser is a Delaware limited liability company, and Vaughn D. Bryson, a former member of AtheroGenics’ board of directors, is an investor in the Purchaser.
     The sale was completed on April 1, 2009 after being approved by the Bankruptcy Court, and after AtheroGenics failed to receive a better offer.
Emory University License Agreement
     In January 1995, we entered into a license agreement with Emory University. Under the terms of the Emory license agreement, Emory granted to us an exclusive right and license to make, use and sell products utilizing inventions claimed in several patents developed by employees of Emory. The Emory employees who developed the licensed patents include Russell M. Medford, M.D., Ph.D., our President, Chief Executive Officer and director at the time the transaction was approved, and R. Wayne Alexander, M.D., Ph.D., a member of our board of directors at the time the transaction was approved. Dr. Medford now serves AtheroGenics only as a director, and Dr. Alexander is no longer a director. The Emory license agreement required us to make royalty payments to Emory based on certain percentages of net revenue we derive from sales of products utilizing inventions claimed in the licensed patents and from sublicensing of the licensed patents. The Emory license agreement also provided for milestone payments to Emory upon the occurrence of certain events relating to the development of products utilizing the licensed patents. Drs. Alexander, Medford and/or Margaret K. Offermann, M.D., Ph.D., Dr. Medford’s wife, will receive a portion of our payments to Emory under the Emory license agreement. We paid a signing fee to Emory upon the execution of the Emory license agreement and an additional amount for achievement of the first and second milestone under the agreement. The Emory license agreement was amended in August 2005 to eliminate any further milestone payments and to provide that Emory will receive a percentage of any milestone payments or royalties received by AtheroGenics related to the development and sale of products utilizing the Emory patents. The Emory License Agreement was transferred to the Purchaser in the Asset Sale.

Item 14. Principal Accountant Fees and Services
Audit and Non-Audit Fees
     The following table shows the fees paid by AtheroGenics for the audit and other services provided by Ernst & Young LLP for fiscal years ended December 31, 2008 and 2007.

	December 31, 2008	December 31, 2007
Audit Fees	$343,581	$330,000
Audit-Related Fees	__	10,000
Tax Fees	—	—
All Other Fees	—	—

Total	$343,581	$340,000

Audit Fees
     Audit fees for the fiscal years ended December 31, 2008 and 2007 were for professional services rendered for the audits of our annual financial statements and quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q. In addition, in 2007, audit fees included the audit of our internal control over financial reporting.
Audit-Related Fees
     Audit-related fees for the fiscal year ended December 31, 2007 were for accounting consultations.
Pre-approval Policies and Procedures
     As discussed above, on April 1, 2009, AtheroGenics sold substantially all of its non-cash assets for $2 million pursuant to the Chapter 11 Proceeding, and is currently in the process of winding-down its business. In addition, on April 1, 2009, substantially all of the remaining members of AtheroGenics’ board of directors resigned from their positions as directors. Since there are no-longer any members of the audit committee, and there will not be any need for approving audit services in the future (other than auditing services performed in connection with AtheroGenics’ Form 10-Q for its quarter ended March 31, 2009 which services will be approved by AtheroGenics’ remaining board members consistent with the policy described above), the discussion below relates to our procedures for the year ending December 31, 2008.
     The audit committee had a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. The pre-approval policy was detailed as to the particular service or category of services and was subject to a specific budget. The services include the engagement of the independent registered public accounting firm for audit services, audit-related services, and tax services.
     If AtheroGenics needed to engage the independent registered public accounting firm for other services, which were not considered subject to the general pre-approval as described above, then the audit committee would have to approve each such specific engagement as well as the projected fees. If the timing of the project required an expedited decision, then the audit committee delegated to the Chairman of the committee the authority to pre-approve such engagement, subject to fee limitations. The Chairman would have to report all such pre-approvals to the entire audit committee for ratification at the next committee meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1)	Financial Statements, filed as part of this report

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2008 and 2007

Statements of Operations for the years ended December 31, 2008 and 2007

Statements Shareholders’ Deficit for the years ended December 31, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Financial Statements

(2)	Financial Statement Schedules

No financial statement schedules are provided, because the information called for is not required or is shown either in the financial statements or the notes thereto.

(3)	Listing of Exhibits

Exhibit No.		Description
3.01	—	Fourth Amended and Restated Articles of Incorporation of AtheroGenics, Inc. (filed as Exhibit 3.01 to Amendment No. 1 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on April 6, 2005 and incorporated herein by reference).

3.02	—	Third Amended and Restated Bylaws of AtheroGenics, Inc., as amended (filed as Exhibit 3.02 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

3.03	—	Amendment No. 1 to Third Amended and Restated Bylaws of AtheroGenics, Inc. (filed as Exhibit 3.02 to AtheroGenics’ Current Report on Form 8-K on December 8, 2006 and incorporated herein by reference).

4.01	—	Form of Common Stock Certificate (filed as Exhibit 4.01 to Amendment No. 4 to AtheroGenics’ Registration Statement on Form S-1, Registration No. 333-31140, on August 4, 2000 and incorporated herein by reference).

4.02	—	Rights Agreement dated as of November 9, 2001 between AtheroGenics, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.4 of AtheroGenics’ Form 8-K on November 19, 2001 and incorporated herein by reference).

4.03	—	Indenture dated August 19, 2003 between AtheroGenics, Inc. and The Bank of New York Trust Company of Florida N.A., as Trustee (filed as Exhibit 4.1 to AtheroGenics’ Registration Statement on Form S-3, Registration No. 333-110160, on October 31, 2003 and incorporated herein by reference).

4.04	—	Global 4 1/2% Convertible Note Due 2008 (filed as Exhibit 4.04 to Amendment No. 1 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on April 6, 2005 and incorporated herein by reference).

4.05	—	Indenture dated January 12, 2005 between AtheroGenics, Inc. and The Bank of New York Trust Company of Florida N.A., as Trustee, including the form of Global 1.50% Convertible Note Due 2012 filed as Exhibit A thereto (filed as Exhibit 4.5 to AtheroGenics’ Registration Statement on Form S-3, Registration No. 333-123895, on April 6, 2005 and incorporated herein by reference).

Exhibit No.		Description
4.06	—	Indenture dated July 11, 2007 between AtheroGenics, Inc. and The Bank of New York Trust Company of Florida N.A., as Trustee (filed as Exhibit 4.1 to AtheroGenics’ Current Report on Form 8-K, on July 12, 2007 and incorporated herein by reference).

10.01	—	Asset Purchase Agreement, dated March 17, 2009, by and between Crabtree Acquisition Co., LLC, AtheroGenics, Inc. and King & Spalding LLP (filed as Exhibit 10.1 to AtheroGenics’ Current Report on Form 8-K on March 18, 2009, and incorporated herein by reference).

10.02#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan (filed as Appendix B to the proxy statement on Schedule 14A for AtheroGenics’ 2004 Annual Shareholders’ Meeting as filed on March 26, 2004 and incorporated herein by reference).

10.03#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan form of incentive equity ownership agreement and form of directors’ nonqualified equity ownership agreement (filed as Exhibit 10.33 to AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2004 on March 16, 2005 and incorporated herein by reference).

10.04#	—	AtheroGenics, Inc. 2004 Equity Ownership Plan form of nonqualified equity ownership agreement (filed as Exhibit 10.02 to AtheroGenics’ Current Report on Form 8-K on March 10, 2006 and incorporated herein by reference).

10.05	—	Form of Indemnification Agreement dated July 5, 2006 (filed as Exhibit 10.1 to AtheroGenics’ Current Report on Form 8-K on July 6, 2006 and incorporated herein by reference).

10.06#	—	Employment Agreement dated December 14. 2007 between AtheroGenics, Inc. and Russell M. Medford.

10.07#	—	Employment Agreement dated December 14, 2007 between AtheroGenics, Inc. and Mark P. Colonnese.

10.08#	—	Employment Agreement dated February 13, 2008 between AtheroGenics, Inc. and W. Charles Montgomery.

10.09#	—	Employment Agreement dated February 13, 2008 between AtheroGenics, Inc. and Joseph M. Gaynor, Jr.

31.1*	—	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a).

32*	—	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

*	Filed herewith.

+	Certain confidential information contained in this document has been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

++	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 2, 2009.

ATHEROGENICS, INC.
By:	/s/ CHARLES A. DEIGNAN
Charles A. Deignan
President, Chief Financial Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Principal Executive Officer and Principal Financial Officer:

/s/ CHARLES A. DEIGNAN	President, Chief Financial Officer and	June 2, 2009
Charles A. Deignan	Secretary

/s/ MICHAEL A. HENOS	Director	June 2, 2009
Michael A. Henos

/s/ RUSSELL M. MEDFORD	Director	June 2, 2009
Russell M. Medford