Form 10-Q
period 2009-03-31
ATHEROGENICS INC
filed 2009-06-12
CIK 1107601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of June 10, 2009 there were 39,518,492 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE
     As previously disclosed, on September 2, 2008, AtheroGenics, Inc. (“we,” or “us”) announced that we would not repay the 4.5% Convertible Notes (the “2008 Notes”) due September 2, 2008. The failure to repay the 2008 Notes on maturity resulted in an event of default under the indenture governing the 2008 Notes and created an event of default under the indentures governing our 4.5% Convertible Notes due 2011 and our 1.5% Convertible Notes due 2012. On September 15, 2008 an involuntary petition under Chapter 7 of the United States Bankruptcy Code (the “Bankruptcy Code”) was filed against us by certain holders of our 2008 Notes in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”). On October 6, 2008, we consented to the bankruptcy filing and moved the Bankruptcy Court to convert the Chapter 7 case to a case under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Proceeding”). On April 1, 2009, we sold substantially all of our non-cash assets to Crabtree Acquisition Co., LLC for $2 million as part of the Chapter 11 Proceeding (the “Asset Sale”).
     On June 9, 2009 the Bankruptcy Court approved our plan of liquidation, under which we will distribute our remaining cash and cash equivalents to our creditors. The final amounts to be distributed to its creditors is estimated to be determined in the next 3 months. Once this distribution is completed, our corporate existence will be terminated and our shares of common stock will be cancelled. Under the priority scheme established by the Bankruptcy Code, our creditors are generally entitled to receive any distributions of our assets before our shareholders are entitled to receive any such proceeds. Since our cash and cash equivalents are significantly less than our prepetition liabilities, holders of our unsecured debt will receive substantially less than payment in full for their claims and our shareholders will receive no value for their shares of our common stock as part of the Chapter 11 Proceedings.
     As a result of the Asset Sale, we are not currently conducting any business activities nor will we do so in the future. Even though we sold substantially all of our non-cash assets in the Asset Sale and have no operations, we are nonetheless required to make certain filings, including this Quarterly Report on Form 10-Q for the three months ended March 31, 2009 (the “Form 10-Q”), with the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, we are filing this Form 10-Q solely to comply with SEC rules and nothing herein shall be construed to suggest or imply that the shares of our common stock have any value or that our shareholders will receive any value for their shares of our common stock as part of the Chapter 11 Proceedings.

i

ATHEROGENICS, INC.
(Debtor-in-Possession)
FORM 10-Q
INDEX

ii

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ATHEROGENICS, INC.
(Debtor-in-Possession)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$46,299,528	$49,966,104
Prepaid expense and other current assets	653,538	536,715

Total current assets	46,953,066	50,502,819

Equipment and leasehold improvements, net of accumulated depreciation and amortization	—	1,093,326
Assets held for sale	671,935	—

Total assets	$47,625,001	51,596,145

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$126,895	$339,013
Accrued research and development	—	8,150
Accrued compensation	164,495	157,257
Accrued and other liabilities	211,665	195,626

Total current liabilities not subject to compromise	503,055	700,046

Liabilities subject to compromise	306,891,227	306,888,386

Shareholders’ deficit:
Preferred stock, no par value: Authorized—5,000,000 shares	—	—
Common stock, no par value:
Authorized—100,000,000 shares; issued and outstanding — 39,518,492 shares at March 31, 2009 and December 31, 2008	219,855,598	219,030,853
Warrants	598,173	598,173
Accumulated deficit	(480,223,052)	(475,621,313)

Total shareholders’ deficit	(259,769,281)	(255,992,287)

Total liabilities and shareholders’ deficit	$47,625,001	$51,596,145

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
(Debtor-in-Possession)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Revenue	$—	$—

Operating expenses:
Research and development	2,214,287	9,250,062
General and administrative	1,868,990	3,135,159

Total operating expenses	4,083,277	12,385,221

Operating loss	(4,083,277)	(12,385,221)
Interest and other income	—	893,637
Interest expense	—	(3,400,310)

Net loss before reorganization items	(4,083,277)	(14,891,894)

Reorganization items, net	(518,462)	—

Net loss	$(4,601,739)	$(14,891,894)

Net loss per share — basic and diluted	$(0.12)	$(0.38)

Weighted average shares outstanding — basic and diluted	39,518,492	39,518,492

The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
(Debtor-in-Possession)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Operating activities
Net loss	$(4,601,739)	$(14,891,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	824,745	1,331,709
Depreciation and amortization	421,391	197,309
Amortization on 4.5% convertible notes due 2011	—	1,167,702
Amortization of debt issuance costs	—	325,371
Changes in operating assets and liabilities:
Accounts receivable	—	2,576,357
Prepaid expenses and other assets	(116,823)	582,726
Accounts payable	(209,276)	723,552
Accrued research and development	(8,150)	(792,355)
Accrued interest	—	(1,992,158)
Accrued compensation	7,238	(529,475)
Accrued and other liabilities	16,038	(148,000)

Net cash used in operating activities	(3,666,576)	(11,449,156)

Investing activities
Sales and maturities of short-term investments	—	16,067,134

Net cash provided by investing activities	—	16,067,134

Financing activities
Retirement of 4.5% convertible notes due 2008	—	(5,468,750)

Net cash used in financing activities	—	(5,468,750)

Decrease in cash and cash equivalents	(3,666,576)	(850,772)
Cash and cash equivalents at beginning of period	49,966,104	74,795,388

Cash and cash equivalents at end of period	$46,299,528	$73,944,616

Supplemental disclosures
Interest paid	$—	$3,899,396
Reorganization items paid	$520,817	$—
The accompanying notes are an integral part of these condensed financial statements.

ATHEROGENICS, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Organization; Proceedings under Chapter 11 of the Bankruptcy Code
     AtheroGenics, Inc. (“AtheroGenics“or the “Company”) was incorporated on November 23, 1993 (date of inception) in the State of Georgia to focus on the discovery, development and commercialization of novel therapeutics for the treatment of chronic inflammatory diseases, including diabetes and coronary heart disease.
     On September 2, 2008, AtheroGenics announced that it would not repay the 4.5% Convertible Notes (the “2008 Notes”) due September 2, 2008. The failure to repay the 2008 Notes on maturity resulted in an event of default under the indenture governing the 2008 Notes and created an event of default under the indentures governing the 4.5% Convertible Notes due 2011 (the “2011 Notes”) and the 1.5% Convertible Notes due 2012 (the “2012 Notes”). On September 15, 2008 an involuntary petition under Chapter 7 of the United States Bankruptcy Code (the “Bankruptcy Code”) was filed against AtheroGenics by certain holders of its 2008 Notes in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”). On October 6, 2008, AtheroGenics consented to the bankruptcy filing and moved the Bankruptcy Court to convert the Chapter 7 case to a case under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Proceeding”). On April 1, 2009, AtheroGenics sold substantially all of its non-cash assets to Crabtree Acquisition Co., LLC (“the Purchaser”) for $2 million as part of the Chapter 11 Proceeding (the “Asset Sale”).
     On June 9, 2009 the Bankruptcy Court approved AtheroGenics plan of liquidation, under which the Company will distribute its remaining cash and cash equivalents to its creditors. The final amounts to be distributed to its creditors is estimated to be determined in the next 3 months. After this distribution is completed, AtheroGenics’ corporate existence will be terminated and its shares of common stock will be cancelled. Under the priority scheme established by the Bankruptcy Code, AtheroGenics’ creditors are generally entitled to receive any distributions of its assets before its shareholders are entitled to receive any such proceeds. Since AtheroGenics’ cash and cash equivalents are significantly less than its pre-petition liabilities, holders of AtheroGenics unsecured debt will receive substantially less than payment in full for their claims and AtheroGenics shareholders will receive no value for their shares of its common stock as part of the Chapter 11 Proceeding. The distribution and liquidation of AtheroGenics is expected to be completed in the third quarter of 2009. The accompanying financial statements do not reflect any adjustments related to the liquidation of the company that will be necessary if the company is unable to continue as a going concern.
     As a result of the Asset Sale on April 1, 2009, AtheroGenics is not currently conducting any business activities, other than maintaining the Company’s assets, nor will it do so in the future. Even though AtheroGenics sold substantially all of its non-cash assets in the Asset Sale and has no operations, it is nonetheless required to make certain filings, including this quarterly report on Form 10-Q for the three months ended March 31, 2009 (the “Form 10-Q”), with the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, AtheroGenics is filing this Form 10-Q solely to comply with SEC rules and nothing herein shall be construed to suggest or imply that the shares of its common stock have any value or that its shareholders will receive any value for their shares of AtheroGenics common stock as part of the Chapter 11 Proceeding.
2. Basis of Presentation
     The accompanying unaudited condensed financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for a fair presentation of the financial position, results of operations and cash flows of AtheroGenics for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from the interim financial statements as permitted by the rules and regulations of the SEC.
     The condensed financial statements have been prepared in accordance with Statement of Position (“SOP”) 90-7, Financial Reporting by Entities under the Bankruptcy Code. SOP 90-7 does not ordinarily affect or change the application of GAAP; however, it does require AtheroGenics to distinguish transactions and events that are directly associated with the reorganization in connection with the Chapter 11 Proceedings from the ongoing operations of the business. The Condensed Balance Sheet at March 31, 2009 discloses the pre-petition current liabilities subject to compromise, which are liabilities incurred, but not paid prior to the bankruptcy filing on September 15, 2008. Expenses incurred due to the Chapter 11 Proceeding are reported separately as reorganization items on the Statements of Operations for the three months ended March 31, 2009. Reorganization items are included in the supplemental disclosures table as part of the Condensed Statements of Cash Flows.
     The interim results should be read in conjunction with the financial statements and notes thereto included in AtheroGenics’ Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”). Copies of the Form 10-K and AtheroGenics’ other SEC filings are available on request.
3. Assets Held for Sale
     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets, long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. During 2009, the Company began activities to market and attempt to sell its equipment. All relevant criteria of SFAS No. 144 allowing for the classification of assets held for sale were met and depreciation on these assets was discontinued in March 2009.
4. Liabilities Subject to Compromise and Reorganization Items
     AtheroGenics has recognized certain charges for allowed claims or expected allowed claims in the Condensed Financial Statements as of and for the three months ended March 31, 2009. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or when better information becomes available and is evaluated, adjustments will be made to the liabilities recorded on the Condensed Financial Statements as appropriate.
     The amounts of liabilities subject to compromise as of March 31, 2009 consisted of the following:

Accounts payable	$79,627
Accrued interest	2,870,951
Accrued research and development	996,591
Accrued other	546,058
2008 Notes	30,500,000
2011 Notes	71,898,000
2012 Notes	200,000,000

Total liabilities subject to compromise	$306,891,227

     The reorganization items recorded in the Statements of Operations for the three months ended March 31, 2009 consisted of the following:

Professional fees	$(581,612)
Interest income	63,150

Total reorganization items, net	$(518,462)

5. Income Tax
     AtheroGenics files a U.S. federal and Georgia income tax return on an annual basis. AtheroGenics is no longer subject to U.S. federal income or state tax return examinations by tax authorities for years before 2002. Based on the Company’s lack of historical earnings, deferred taxes are offset by full valuation allowance. The result of the Chapter 11 Proceeding would negatively impact the amount of tax attributes and the ability to use the attributes.

     AtheroGenics adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007. No cumulative adjustment was required or recorded as a result of the implementation of FIN 48. As of March 31, 2009, AtheroGenics had no unrecognized tax benefits. AtheroGenics will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. Due to the distribution and ultimate cancellation of AtheroGenics common stock as part of the Chapter 11 Proceeding, AtheroGenics will not incur unrecognized benefits.
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
7. Stock-Based Compensation
     AtheroGenics recognizes stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Stock-based compensation of $825,000 and $1.3 million was recorded for the three months ended March 31, 2009 and 2008, respectively. AtheroGenics’ net loss per share was increased by $(0.02) and $(0.04) for stock-based compensation related to stock options for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and 2008, AtheroGenics had a net operating loss carryforward and therefore no excess tax benefits for tax deductions related to the stock options were recognized.
     For the three months ended March 31, 2009 and 2008, AtheroGenics calculated a forfeiture rate of 28.17% and 11.36%, respectively, based on historical data. Expected volatility is based on historical volatility of AtheroGenics’ common stock. The expected term of the stock options granted is also based on historical data and represents the period of time that stock options granted are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury rates in effect at the time of the grant for periods corresponding with the expected term of the options. No stock options were granted during the three months ended March 31, 2009. In addition, since AtheroGenics’ cash and cash equivalents will be distributed to its creditors if the plan of liquidation is approved by the Bankruptcy Court and AtheroGenics’ cash and cash equivalents are significantly less than its pre-petition liabilities, AtheroGenics’ stock options have no value.
     During the three months ended March 31, 2008, AtheroGenics granted 18,000 stock options from the 2004 AtheroGenics, Inc. Equity Ownership Plan (“2004 Plan”). For stock options granted during the three months ended March 31, 2008 the following weighted average assumptions were used:

	Three months ended
	March 31,
	2009	2008

Expected volatility	—	84.88%
Expected term	—	5 years
Risk free interest rate	—	2.82%
Fair value of grants	—	$0.27
8. Convertible Notes Payable
     In August 2003, AtheroGenics issued $100.0 million in aggregate principal amount of 2008 Notes with interest payable semi-annually in March and September. Net proceeds to AtheroGenics were approximately $96.7 million, after deducting expenses and underwriters’ discounts and commissions. The issuance costs related to the notes were recorded as debt issuance costs and other assets and were being amortized to interest expense over the five-year life of the notes. The 2008 Notes could have been converted at the option of the holder into shares of AtheroGenics common stock prior to maturity at a conversion rate of 65.1890 shares per $1,000 principal amount of notes, representing a conversion price of approximately $15.34 per share.
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
     In July 2007, AtheroGenics extinguished $38.0 million in aggregate principal amount of the 2008 Notes with certain holders and issued $60.4 million in aggregate principal amount of 2011 Notes. This exchange was accounted for as an extinguishment of the 2008 Notes in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments(“EITF 96-19”). The 2011 Notes were initially recorded at their fair value of $38.0 million. The $22.4 million difference between the principal amount and the initial fair value of the 2011 Notes, the discount, was to be accreted up to the face amount of $60.4 million as additional interest expense using the effective interest method over the remaining life of the new convertible notes.
     On September 2, 2008, AtheroGenics defaulted on the principal and interest due on the 2008 Notes. This default created an event of default under the indentures governing the 2011 Notes and the 2012 Notes, which in turn caused the 2011 Notes and the 2012 Notes to become immediately due and payable. In accordance with SFAS No. 78, Classifications of Obligations That Are Callable by the Creditor (“SFAS 78”), the 2008, 2011 Notes and the 2012 Notes, $30.5 million, $71.9 million and $200.0 million, respectively, were reclassified as liabilities subject to compromise. The remaining unamortized debt issuance costs of $3.1 million related to the 2012 Notes was expensed upon the event of default and recorded in reorganization items. In addition, in connection with the 2011 Notes, the remaining unamortized discount of $16.9 million was also recorded as an expense in reorganization items and the remaining unamortized premium of $435,000 was recorded as an offset to expense in reorganization items.
     As of September 30, 2008, AtheroGenics recorded $2.3 million of accrued interest expense related to the 2008 and 2011 Notes, which was due, but not paid on September 1, 2008. An additional 15 days of interest, $192,000, has been accrued for the time period of September 1, 2008 through September 15, 2008 when the Chapter 7 petition was filed. In addition, AtheroGenics recorded $375,000 of accrued interest expense related to the 2012 Notes, which includes the time period of September 1 through September 15. Due to the Chapter 11 Proceeding, no interest expense was recorded on the 2008 Notes, the 2011 Notes or the 2012 Notes after September 15, 2008.
9. Commitments and Contingencies
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
     Under the terms of the Agreement, ISP has agreed to accept certain equipment used in the manufacture of the Product from AtheroGenics, in exchange for specific manufacturing activities related to AGI-1067. Through March 2009, AtheroGenics has recognized $821,000 of work performed by ISP in research and development expense with an offsetting credit to restructuring and impairment costs. There was no activity under this arrangement during the first quarter of 2009.
     On April 1, 2009, the Agreement was transferred to the Purchaser as part of the Asset Sale. A former member of AtheroGenics’ board of directors is affiliated with the Purchaser.

     Upon completion of the Asset Sale, the executive officers were involuntary separated from AtheroGenics employment. Pursuant to the plan approved by the Bankruptcy Court, each officer received a $125,000 severance payment in April. Severance paid to all employees in April 2009 totaled approximately $830,000.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following contains forward-looking statements which are subject to certain risks and should be read in conjunction with the information contained herein as well as with the financial statements and related footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in AtheroGenics’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In this report, “AtheroGenics,” “we,” “us” and “our” refer to AtheroGenics, Inc.
Overview
     AtheroGenics is a research-based pharmaceutical company focused on the discovery, development and commercialization of novel drugs for the treatment of chronic inflammatory diseases, including diabetes and coronary heart disease. We currently have one late stage clinical drug development program.
     As previously disclosed, on September 2, 2008, we announced that we would not repay the 4.5% Convertible Notes (the “2008 Notes”) due September 2, 2008. The failure to repay the 2008 Notes on maturity resulted in an event of default under the indenture governing the 2008 Notes and created an event of default under the indentures governing our 4.5% Convertible Notes due 2011 (the “2011 Notes”) and our 1.5% Convertible Notes due 2012 (the “2012 Notes”). On September 15, 2008 an involuntary petition under Chapter 7 of the United States Bankruptcy Code (the “Bankruptcy Code”) was filed against us by certain holders of our 2008 Notes in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”). On October 6, 2008, we consented to the bankruptcy filing and moved the Bankruptcy Court to convert the Chapter 7 case to a case under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Proceeding”). On April 1, 2009, we sold substantially all of our non-cash assets to Crabtree Acquisition Co., LLC (the “Purchaser”) for $2 million as part of the Chapter 11 Proceeding (the “Asset Sale”).
     On June 9, 2009 the Bankruptcy Court approved our plan of liquidation, under which we will distribute our cash and cash equivalents to our creditors. After this distribution is completed, our corporate existence will be terminated and our shares of common stock will be cancelled. Under the priority scheme established by the Bankruptcy Code, our creditors are generally entitled to receive any distributions of our assets before our shareholders are entitled to receive any such proceeds. Since our cash and cash equivalents are significantly less than our pre-petition liabilities, holders of our unsecured debt will receive substantially less than payment in full for their claims and our shareholders will receive no value for their shares of our common stock as part of the Chapter 11 Proceeding. The distribution and liquidation of AtheroGenics is expected to be completed in the third quarter of 2009.
     As a result of the Asset Sale on April 1 2009, we are not currently conducting any business activities, nor will we do so in the future. Even though we sold substantially all of our non-cash assets in the Asset Sale and have no operations, we are nonetheless required to make certain filings, including this Quarterly Report on Form 10-Q for the three months ended March 31, 2009 (the “Form 10-Q”), with the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, we are filing this Form 10-Q solely to comply with SEC rules and nothing herein shall be construed to suggest or imply that the shares of our common stock have any value or that our shareholders will receive any value for their shares of our common stock as part of the Chapter 11 Proceeding.
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
     Both AGI-1067 and AGI-1096 were sold to the Purchaser as part of the Asset Sale. A former member of AtheroGenics’ board of directors is affiliated with the Purchaser.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2009 and 2008
Revenues
     No revenues were recorded for the three months ended March 31, 2009 and 2008.
Expenses
     Research and Development. Research and development expenses were $2.2 million and $9.3 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in research and development expenses in the three months ended March 31, 2009 is primarily due to the termination of business activities due to the Chapter 11 Proceeding, other than maintenance of the Company’s assets, which include costs associated FDA filings, drug stability and storage. Research and Devolpment expenses in 2009 also include, allocated facility costs, depreciation, and amortization of stock-based compensation.
     General and Administrative. General and administrative expenses were $1.9 million and $3.1 million for the three months ended March 31, 2009 and 2008, respectively. The decrease is primarily due to lower personnel related costs, stock-based compensation expense and professional fees.
Interest and Other Income
     Interest and other income is primarily comprised of income earned on our cash and cash equivalents. There was no interest and other income for the three months ended March 31, 2009 and $894,000 for the comparable period in 2008. The decrease for the three months ended March 31, 2009 was caused by the interest income being classified as a reorganization item, net due to the Chapter 11 Proceeding.
Interest Expense
     There was no interest expense recorded for the three months ended March 31, 2009 as we suspended the recognition of interest expense at the time of filing for bankruptcy in accordance with SOP 90-7. Interest expense was $3.4 million for the comparable period in 2008. The unamortized balance of debt issuance cost and the discount related to the 2011 Notes and the 2012 Notes was charged to reorganization items, net in the third quarter of 2008.
Reorganization Items, net
     In connection with the Chapter 11 Proceeding, we incurred $518,000 of reorganization items which primarily consists of professional fees, offset by interest income that would not have been earned but for the Chapter 11 Proceeding.
Liquidity and Capital Resources
     On June 9, 2009 the Bankruptcy Court approved our plan of liquidation, under which we will distribute our cash and cash equivalents to our creditors and our corporate existence will be terminated once this distribution is complete. Since our cash and cash equivalents are significantly less than our prepetition liabilities, holders of our unsecured debt will receive substantially less than payment in full for their claims. In addition, our shareholders will receive no value for their shares of our common stock as our creditors have priority in the Chapter 11 Proceeding. Moreover, since all of our existing cash and cash equivalents will be paid to our creditors and since we are not conducting any operations and will not do so in the future, we do not anticipate having any long-term capital-resources needs.
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
     Net cash used in operating activities was $3.7 million for the three months ended March 31, 2009 compared to $11.4 million for the comparable period in 2008. The net cash used in operating activities in 2009 was primarily attributable to funding a net loss of $4.6 million. The net cash used in operating activities for the three months ended March 31, 2008 was principally for expenditures related to the ANDES clinical trial.
     Net cash provided by investing activities was $16.1 million for the three months ended March 31, 2008 and consisted primarily of the net sales of short-term investments.
     Net cash used in financing activities was $5.5 million for the three months ended March 31, 2008 and was due to the retirement of $5.5 million of the 2008 Notes.
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
     On September 2, 2008, we defaulted on the principal and interest due on the 2008 Notes. This default created an event of default under the indentures governing the 2011 Notes and the 2012 Notes, which in turn caused the 2011 Notes and the 2012 Notes to become immediately due and payable. Due to the default, the remaining unamortized balance of the discount on the 2011 Notes, $16.9 million, was recorded as an expense in reorganization items and the remaining unamortized balance of the premium on the 2011 Notes, $435,000, was recorded as an offset to expense in reorganization items. As of March 31, 2009, we have recorded $2.3 million of accrued interest expense related to the 2008 and 2011 Notes, which was due, but not paid on September 1, 2008. An additional 15 days of interest, $192,000, has been accrued for the time period of September 1, 2008 through September 15 2008 when the Chapter 7 petition was filed. The accrued interest expense is included in liabilities subject to compromise.
     In January 2005, we issued $200 million in aggregate principal amount of 2012 Notes through a Rule 144A private placement to qualified institutional buyers. These notes are convertible into shares of our common stock at a conversion rate of 38.5802 shares per $1,000 principal amount of notes, or approximately $25.92 per share. Interest of 1.5% on the 2012 Notes is payable semi-annually in arrears on February 1 and August 1. Net proceeds were approximately $193.6 million. Due to the default on the 2012 Notes, the remaining unamortized balance of the debt issuance costs, $3.1 million, was recorded as an expense in reorganization items. As of March 31, 2009, we have recorded $375,000 of accrued interest expense related to the 2012 Notes, which includes the time period of September 1, 2008 through September 15, 2008 when the Chapter 7 petition was filed. The accrued interest expense is included in liabilities subject to compromise.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, which consists of one person that acts as our principal executive and financial officer, is responsible for establishing and maintaining our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)). Our management, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report and concluded that our disclosure controls and procedures were not effective as a result of the material weaknesses identified below.
     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Management identified the following material weaknesses as of March 31, 2009:
•	The Chapter 11 Proceeding has required substantial effort from our limited finance, accounting and management personnel which resulted in our inability to file this Form 10-Q on a timely basis based on reduction of our finance and executive management resources, which has also impacted our supervision and review, management oversight, as well as segregation of duties processes; and

•	The Chapter 11 Proceeding, the cessation of our operations and our substantial workforce reductions resulted in our inability to maintain an Audit Committee in compliance with Nasdaq listing standards and SEC regulations.
     Notwithstanding the above material weaknesses, management has concluded that the condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.
     We do not intend to remediate these material weaknesses, in light of the Chapter 11 Proceeding, and our intention to liquidate in the near term.
Changes in Internal Control over Financial Reporting
     As discussed above, we have been involved in the Chapter 11 Proceeding since our third fiscal quarter of 2008, which has significantly impacted our internal control over financial reporting to, among other things, prepare our financial statements reflecting the changes brought about as a result of the Chapter 11 Proceeding. In addition, as previously disclosed, on April 1, 2009 we announced the involuntary separation of Russell M. Medford, Mark P. Colonnese, Joseph M. Gaynor, Jr. and W. Charles Montgomery from their positions as officers of AtheroGenics. These officers were important to our financial reporting and control process, and their departure has resulted in material changes in our internal control over financial reporting that significantly impacted our ability to prepare our condensed financial statements, including our inability to maintain an Audit Committee in compliance with Nasdaq listing standards and SEC regulations.
     Other than as described above, there were no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On September 15, 2008, certain holders of our 2008 Notes filed an involuntary petition against us under Chapter 7 of the Bankruptcy Code in the Bankruptcy Court. On October 6, 2008, we consented to the bankruptcy filing and moved the Bankruptcy Court to convert the Chapter 7 case to a case under Chapter 11 of the Bankruptcy Code. On April 1, 2009, we sold substantially all of our non-cash assets for $2 million to the Purchaser as part of the Chapter 11 Proceeding. On June 9, 2009 the Bankruptcy Court approved our plan of liquidation, under which we will distribute our cash and cash equivalents to our creditors.
Item 1A. Risk Factors
Because the proceeds from the sale of substantially all of our non-cash assets did not exceed the amounts we owe to our creditors, our shareholders will receive no value for their common stock and our creditors will receive substantially less than payment in full for their claims.
     As further described above, we sold substantially all of our non-cash assets to the Purchaser on April 1, 2009 as part of the Chapter 11 Proceeding. Under the priority scheme established by the Bankruptcy Code, our creditors are generally entitled to receive any distributions of our assets before our shareholders are entitled to receive any such proceeds. Since our cash and cash equivalents, including the proceeds from the sale of our non-cash assets, are significantly less than our prepetition liabilities, holders of our unsecured debt will receive substantially less than payment in full for their claims and our shareholders will receive no value for their shares of our common stock as part of the Chapter 11 Proceedings.
     Our common stock continues to be quoted on the Pink Sheets even though our shareholders will not receive any value for their shares of our common stock as part of the Chapter 11 Proceeding and our corporate existence will be terminated once we have completed the distribution of our cash and cash equivalents to our creditors.
     Our common stock was delisted from the Nasdaq Global Market and is currently quoted on the Pink Sheets under the symbol “AGIXQ.PK”. As discussed above, under the priority scheme established under the Bankruptcy Code, our shareholders will receive no value for their shares of our common stock as part of the Chapter 11 Proceedings and our corporate existence will be terminated once we have distributed our cash and cash equivalents to our creditors. Accordingly, even though our common stock continues to be quoted on the Pink Sheets, our common stock has no value and our shareholders should not view the trading activity of our common stock on the Pink Sheets or any other market or trading platform as being indicative of the value our shareholders will receive as part of the Chapter 11 Proceeding.

Item 6. Exhibits
Exhibits

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

ATHEROGENICS, INC.
Date: June 12, 2009	/s/ Charles A. Deignan
Charles A. Deignan
President, Chief Financial Officer and Secretary